Form 10-K
period 2025-12-31
WESBANCO INC
filed 2026-03-02
CIK 203596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the registrant’s outstanding voting and non-voting common stock held by non-affiliates on June 30, 2025, determined using a per share closing price on that date of $31.63, was $2,942,930,253.

As of February 18, 2026, there were 96,113,059 shares of Wesbanco, Inc. common stock $2.0833 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain specifically designated portions of Wesbanco, Inc.’s definitive proxy statement which will be filed by March 31, 2026 for its Annual Meeting of Shareholders (the “Proxy Statement”) to be held in 2026 are incorporated by reference into Part III of this Form 10-K.

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

As of December 31, 2025, Wesbanco operated one commercial bank: Wesbanco Bank, Inc. (“Wesbanco Bank” or the “Bank”). The Bank has 251 branches and 266 ATM machines located in West Virginia, Ohio, western Pennsylvania, Kentucky, Indiana, Michigan and Maryland. Total assets of Wesbanco as of December 31, 2025 approximated $27.7 billion. Wesbanco Bank also offers trust and investment services and various alternative investment products including mutual funds and annuities. The market value of assets under management of the trust and investment services segment is approximately $7.9 billion as of December 31, 2025. These assets are held by Wesbanco Bank in fiduciary or agency capacities for its customers and therefore are not included as assets on Wesbanco’s Consolidated Balance Sheets.

Wesbanco also offers additional services through its non-banking subsidiaries, all of which are wholly owned directly or indirectly by Wesbanco:

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

Wesbanco has thirteen capital trusts, which are formed for the purpose of issuing trust preferred securities (“Trust Preferred Securities”) and lending the proceeds to Wesbanco. For more information regarding Wesbanco’s issuance of Trust Preferred Securities, please refer to Note 11, “Subordinated Debt and Junior Subordinated Debt” in the Consolidated Financial Statements.

AMSCO, Inc. formerly engaged in the management of certain real estate development and construction of 1-4 family residential units. It is in the process of winding up its business activities and will be dissolved.

First Insurance Group of the Midwest, Inc., which was acquired in the Premier Financial Corp. ("PFC") acquisition, formerly offered insurance services throughout PFC's markets prior to the sale of substantially all of its assets by PFC on June 30, 2023. It is in the process of being dissolved.

Wesbanco Bank’s Investment Department also serves as investment adviser to a family of mutual funds, namely the “WesMark Funds.” The fund family is comprised of the WesMark Large Company Fund, the WesMark Balanced Fund, the WesMark Small Company Fund, the WesMark Government Bond Fund, the WesMark West Virginia Municipal Bond Fund, and the WesMark Tactical Opportunity Fund.

As of December 31, 2025, none of Wesbanco’s subsidiaries were engaged in any operations in foreign countries, and only one had any transactions with customers in foreign countries. The Bank also provides letters of credit internationally for certain domestic customers and provides international wire services through a third-party correspondent bank.

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

ACQUISITION

On February 28, 2025, Wesbanco completed its acquisition of PFC. For additional information regarding the Merger, see Note 2, “Mergers and Acquisitions.” In addition, the Merger Agreement is filed as an exhibit to this Annual Report on Form 10-K.

HUMAN CAPITAL RESOURCES

At December 31, 2025, Wesbanco employed 2,969 full-time equivalent employees. At that date, the average tenure of all of our full-time employees was approximately 10 years while the average tenure of our executive officers was over 15 years. None of our employees are represented by collective bargaining agreements. We maintain positive working relationships with our employees. The safety and care of our employees and their families as well as the communities where we serve is paramount for us.

Of our total employees, over 11% or 339 were minorities with 120 or 35% of those officers. Of our 1463 total officers, 832 or 57% were women. Our overall turnover rate for 2025 was 18%; however, our turnover rate for officers was 16% for 2025.

Our corporate culture has been established by senior management and overseen by our board of directors. Built upon three pillars - Mission, Vision and Pledge, our culture, which is both customer and employee-centric, is focused on growing genuine long-term relationships by pledging to serve all personal and business customer needs efficiently and effectively while embodying respect, creating exceptional customer experiences, ensuring soundness and stability, holding ourselves accountable and being stewards of our communities. Wesbanco completed its third employee engagement survey in the fourth quarter of 2025 which focused on Wesbanco culture. We were pleased with the number of participants and their feedback as we reviewed and analyzed the data collected.

Wesbanco has been a leader in its communities for over 150 years, and we want to continue to take a leadership role by noting our stance for equality. We are a group with diverse backgrounds and ethnicities and share the same values of dignity and respect for our co-workers, customers, and fellow community members. We have been able to enhance our engagement with the communities we serve through the retention of many of the employees we have acquired through our acquisition strategy who bring a strong skill set to our organization.

In addition, we have engaged in leadership training for senior and middle management supervisors. We annually assess talent through a specific Talent Development Program to identify, promote and build development plans among multiple levels of management. These efforts have resulted in Wesbanco being designated as one of the “greatest” workplaces.

Our hope is that this not only helps us evolve and grow as a company but that it also spreads to all of our other community efforts. In 2025, Wesbanco provided philanthropic donations and sponsorships totaling over $3.5 million in support of worthwhile organizations serving local communities across our footprint. Further, our employees provided technical assistance services and financial education to 845 organizations and area schools that resulted in over 17,800 volunteer hours in 2025.

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

SUPERVISION AND REGULATION

As a financial holding company under federal law, Wesbanco is subject to supervision and examination by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and is required to file with the Federal Reserve Board reports and other information regarding its business operations and the business operations of its subsidiaries.

Wesbanco has elected to be a financial holding company. By electing financial holding company status, a bank holding company is permitted to engage in activities that have been deemed by the Federal Reserve Board, in coordination with the Secretary of the Treasury, to be financial in nature, incidental to an activity that is financial in nature, or complementary to a financial activity, provided that the complementary activity does not pose a safety and soundness risk. Such activities include underwriting insurance or annuities; providing financial or investment advice; underwriting, dealing in, or making markets in securities; merchant banking, subject to limitations; insurance company portfolio investing, subject to limitations; and any activities previously found by the Federal Reserve Board to be closely related to banking. Wesbanco Bank has also qualified Wesbanco Insurance as a financial subsidiary, which permits Wesbanco Insurance to engage in activities that are financial in nature.

Wesbanco is subject to additional supervision from the Federal Reserve Board and its primary banking regulators due to its exceeding $10 billion in assets and seeks to ensure that sufficient resources are allocated to safety and soundness compliance with applicable laws, such as the Bank Secrecy Act, anti-money laundering regulations, and the Community Reinvestment Act (“CRA”), among others, and risk management and internal audit, among other functions, so that the enhanced requirements of the Federal Reserve Board and its primary banking regulators are met.

As indicated above, Wesbanco presently operates one bank subsidiary, Wesbanco Bank, which is a West Virginia-chartered banking corporation which is not a member bank of the Federal Reserve System. It is subject to examination and supervision by the Federal Deposit Insurance Corporation (the “FDIC”), the West Virginia Division of Financial Institutions (“WVDFI”), and, because its assets exceed $10 billion, the Consumer Financial Protection Bureau (“CFPB”). The deposits of Wesbanco Bank are insured by the Deposit Insurance Fund of the FDIC up to applicable deposit insurance limits. Wesbanco’s non-bank subsidiaries are subject to examination and supervision by the Federal Reserve Board and the Federal Reserve Bank of Cleveland, Ohio (“Federal Reserve”) and examination by other federal and state agencies, including, in the case of certain securities activities, regulation by the SEC, the Financial Institution Regulatory Authority, Inc. (“FINRA”), the Municipal Securities Rulemaking Board and the Securities Investors Protection Corporation (“SIPC”). Wesbanco Bank maintains one designated financial subsidiary, Wesbanco Insurance, which, as indicated above, is a multi-line insurance agency specializing in property, casualty, life and title insurance, with benefit plan sales and administration for personal and commercial clients. As a result of exceeding the $10 billion asset threshold, Wesbanco Bank is subject to enhanced prudential supervision from both the FDIC and WVDFI as part of their respective large bank supervision programs.

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

Under the BHCA, prior Federal Reserve Board approval is required for Wesbanco to directly or indirectly acquire more than 5% of the voting stock of any bank. In determining whether to approve a proposed bank acquisition, federal banking regulators will consider, among other factors, the effect of the acquisition on competition, the public benefits expected to be received from the acquisition, the projected capital ratios and levels on a post-acquisition basis, and the acquiring institution’s record of addressing the credit needs of the communities it serves, including the needs of low- and moderate-income neighborhoods, consistent with safe and sound operation of the bank under the CRA.

HOLDING COMPANY REGULATIONS

As indicated in “Item 1. Business-General” Wesbanco has one state-chartered bank subsidiary, Wesbanco Bank, as well as four directly held non-bank subsidiaries (excluding capital trusts). Wesbanco Bank is subject to affiliate transaction restrictions under federal law, which limit “covered transactions” by Wesbanco Bank with Wesbanco and any non-bank subsidiaries of Wesbanco, which are referred to in the aggregate in this paragraph as “affiliates” of Wesbanco Bank. “Covered transactions” include loans or extensions of credit to an affiliate (including repurchase agreements), purchases of or investments in securities issued by an affiliate, purchases of assets from an affiliate, the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit, the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate, certain transactions that involve borrowing or lending securities, and certain derivative transactions with an affiliate. Such covered transactions between Wesbanco Bank and any single affiliate are limited in amount to 10% of Wesbanco Bank’s capital and surplus, and, with respect to covered transactions with all affiliates in the aggregate, are limited in amount to 20% of Wesbanco Bank’s capital and surplus. Furthermore, such loans or extensions of credit, guarantees, acceptances and letters of credit, and any credit exposure resulting from securities borrowing or lending transactions or derivatives transactions, are required to be secured by collateral at all times in amounts specified by law. In addition, all covered transactions must be conducted on terms and conditions that are consistent with safe and sound banking practices.

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

The Volcker Rule (the Federal Reserve Board’s Regulation VV) limits Wesbanco’s ability to engage in proprietary trading, as well as its ability to sponsor or invest in certain hedge funds or private equity funds. The Volcker Rule also includes certain compliance program requirements that apply to banking entities that engage in permissible proprietary trading or permitted covered fund activities. Banking entities that, together with their affiliates and subsidiaries, have an average gross sum of trading assets and liabilities (excluding obligations of or guaranteed by the United States or an agency of the United States) of less than $1 billion for four consecutive quarters are presumed to be in compliance with the Volcker Rule’s restrictions on proprietary trading and acquisition or retention of ownership interests in covered funds. Consequently, such banking entities do not have an affirmative obligation to demonstrate compliance with such restrictions (“limited trading compliance presumption”). Wesbanco meets the limited trading compliance presumption because its gross consolidated trading assets and liabilities have been below $1 billion for four consecutive quarters.

PAYMENT OF DIVIDENDS

Dividends from Wesbanco Bank are a significant source of funds for payment of dividends to Wesbanco’s shareholders. For the year ended December 31, 2025, Wesbanco declared cash dividends to its preferred and common shareholders of approximately $15.0 million and $141.8 million, respectively.

As of December 31, 2025, Wesbanco Bank was “well capitalized” under the definition in Section 324.403 of the FDIC Regulations. Should Wesbanco Bank be deemed to be undercapitalized, significantly undercapitalized or critically undercapitalized, the FDIC would require certain corrective actions which could include limitations on the ability of the Bank to pay dividends. All financial institutions are subject to the prompt corrective action provisions set forth in Section 38 of the Federal Deposit Insurance Act (the “FDI Act”) and the provisions set forth in Section 308.201 of the FDIC Regulations. Immediately upon a state non-member bank receiving notice, or being deemed to have notice, that the bank is undercapitalized, significantly undercapitalized, or critically undercapitalized, as defined in Section 324.403 of the FDIC Regulations, the bank is precluded from being able to pay dividends to its shareholders based upon the requirements in Section 38(d) of the FDI Act, 12 U.S.C. § 1831o(d). Wesbanco Bank and Wesbanco are subject to “capital conservation buffer” rules which require Wesbanco and Wesbanco Bank to have capital levels above the regulatory minimums to pay dividends (discussed below in connection with the Basel III initiative under “Item 1. Business—Capital Requirements”).

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

If, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice which, depending on the financial condition of the bank, could include the payment of dividends, such authority may require, after notice and hearing, that such bank cease and desist from such practice. The Federal Reserve Board has issued policy statements, which provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. Under applicable law, bank regulatory agency approval is required if the total of all dividends declared by a bank in any calendar year exceeds the available retained earnings or exceeds the aggregate of the bank’s net profits (as defined by regulatory agencies) for that year and its retained net profits for the preceding two years. As of December 31, 2025, under West Virginia and FDIC regulations, Wesbanco could receive, without prior regulatory approval, a dividend of up to $331.3 million from Wesbanco Bank. Additional information regarding dividend restrictions is set forth in Note 22, “Regulatory Matters,” in the Consolidated Financial Statements.

In 2009, the Federal Reserve Division of Banking Supervision and Regulation issued Supervisory Letter SR 09-4, “Applying Supervisory Guidance and Regulations on the Payment of Dividends, Stock Redemptions, and Stock Repurchases at Bank Holding Companies,” providing direction to bank holding companies on the payment of dividends, capital repurchases and capital redemptions. Although the letter largely reiterates longstanding Federal Reserve supervisory policies, it emphasizes the need for a bank holding company to review various factors when considering the declaration of a dividend or taking action that would reduce regulatory capital provided by outstanding financial instruments. These factors include the potential need to increase loan loss reserves, write down assets and reflect declines in asset values in equity. In addition, the bank holding company should consider its past and anticipated future earnings, the dividend payout ratio in relation to earnings, and adequacy of regulatory capital before any action is taken. The consideration of capital adequacy should include a review of all known factors that may affect capital in the future. In 2020, Attachment C was added to SR 09-4 to provide greater clarity regarding the situations in which holding companies may expect an expedited consultation under the process described in SR 09-4. Generally, a holding company considering paying a dividend in excess of earnings for the period (1) must have net income available over the past year sufficient to fully fund dividends, (2) is not considering stock repurchases or redemptions in the current quarter, (3) does not have any concentrations in commercial real estate lending that exceed supervisory thresholds, and (4) is in good supervisory condition, to receive this expedited consultation.

In certain circumstances, defined by regulation relating to levels of earnings and capital, advance notification to, and in some circumstances, approval by the regulator could be required to declare a dividend or repurchase or redeem capital instruments.

FDIC INSURANCE

FDIC Insurance premiums are assessed using a risk-based approach that places insured institutions into categories based on capital and risk profiles. Since 2019, Wesbanco Bank has been considered a large bank for purposes of the premium calculation because its total assets exceeded $10 billion for four consecutive quarters prior to that. Large banks are subject to more continuous oversight by the FDIC and a more complex insurance premium calculation, involving additional loan-related and other risk factors leading to an overall higher rate as compared to that of small banks. In 2025, Wesbanco Bank paid deposit insurance premiums of $21.5 million, compared to $13.8 million and $11.2 million in 2024 and 2023, respectively. The increase in the premiums was predominately due to the PFC acquisition which increased the assessment base by about 47%. As well, the average assessment rate increased from 8.4 basis points in 2024 to 8.9 in 2025.

CAPITAL REQUIREMENTS

The Federal Reserve Board has issued risk-based capital ratio and leverage ratio requirements for bank holding companies. The risk-based capital ratio requirements establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposures into explicit account in assessing capital adequacy, and minimizes disincentives to holding liquid, low-risk assets. Under the requirements and related policies, bank holding companies must maintain capital sufficient to meet both a risk-based asset ratio test and a leverage ratio test on a consolidated basis. The risk-based ratio is determined by allocating assets and specified off-balance sheet commitments into several weighted categories, with higher weightings being assigned to categories perceived as representing greater risk. A bank holding company’s capital is then divided by total risk-weighted assets to yield the risk-based ratio. The leverage ratio is determined by relating core capital to total assets adjusted as specified in the guidelines. The Bank is subject to substantially similar capital requirements.

The federal regulatory authorities’ risk-based capital guidelines are currently based upon agreements reached by the Basel Committee on Banking Supervision (the “Basel Committee”). The Basel Committee is a committee of central banks and bank supervisors and regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. In 2010, the Basel Committee issued a strengthened set of international capital and liquidity standards for banks and bank holding companies, known as “Basel III.” In 2013, the U.S. federal banking agencies issued a joint final rule that implements the Basel III capital standards and establishes the minimum capital levels required under the Dodd-Frank Act.

Generally, under the applicable requirements, a financial institution’s capital is divided into common equity Tier 1 (“CET1”), total Tier 1 and Tier 2. CET1 includes common shares and retained earnings less goodwill, intangible assets subject to limitation and certain deferred tax assets subject to limitation. In addition, an institution may make a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital. If an institution does not make this election, unrealized gains and losses will be included in the calculation of its CET1. Total Tier 1 is comprised of CET1 and certain additional Tier 1 capital instruments, including qualifying cumulative perpetual preferred stock and qualifying trust preferred securities. (See below within this section for more information regarding the capital treatment of Wesbanco’s trust preferred securities.)

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

The Federal Reserve Board has established the following minimum capital levels banks and bank holding companies are required to maintain as a percentage of risk-weighted assets (including various off-balance sheet items): (i) CET1 of at least 4.5%, (ii) Tier 1 capital ratio of at least 6%, (iii) total capital ratio (Tier 1 and Tier 2 capital) of at least 8%; and (iv) a non-risk-based leverage ratio (Tier 1 capital to average consolidated assets) of 4%. The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in credit and market risk profiles among banks and financial holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Balance sheet and off-balance sheet exposures are assigned to one of several risk-weights primarily based on relative credit risk. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors. Additionally, certain institutions, such as Wesbanco, are required to maintain a 2.5% common equity Tier 1 capital conservation buffer over the minimum risk-based capital requirements to avoid restrictions on the ability to pay dividends, discretionary bonuses to executive officers, and engage in share repurchases.

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

As of December 31, 2025, Wesbanco’s CET1, Tier 1 and total capital to risk-adjusted assets ratios were 10.37%, 11.42% and 13.92%, respectively. Wesbanco made a timely permanent election to exclude accumulated other comprehensive income from regulatory capital. As of December 31, 2025, Wesbanco Bank’s CET1, Tier 1 and total capital to risk-adjusted assets ratios were 12.06%, 12.06% and 13.12%, respectively, all in excess of the minimum requirements. Neither Wesbanco nor the Bank had been advised by the appropriate federal banking regulator of any specific leverage ratio applicable to it. As of December 31, 2025, Wesbanco’s leverage ratio was 9.42% and the Bank’s leverage ratio was 9.92%.

As of December 31, 2025, Wesbanco had $167.1 million in junior subordinated debt on its Consolidated Balance Sheets. For regulatory purposes, Trust Preferred Securities totaling $161.9 million underlying such junior subordinated debt were included in Tier 2 capital as of December 31, 2025. For more information regarding trust preferred securities, please refer to Note 11, “Subordinated and Junior Subordinated Debt” in the Consolidated Financial Statements.

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

CONSUMER PROTECTION LAWS

In connection with its lending and leasing activities, all banks are subject to a number of federal and state laws designed to protect consumers and promote lending and other financial services to various sectors of the economy and population. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the Electronic Fund Transfer Act, and, in some cases, their respective state law counterparts. Wesbanco is also subject to CFPB supervision and examination. Relating to mortgage lending, the Dodd-Frank Act authorized the CFPB to issue new regulations governing the ability to repay, qualified mortgages, mortgage servicing, appraisals and compensation of mortgage lenders, all of which have been issued and have taken effect. They limit the mortgage products offered by the Bank and have an impact on timely enforcement of delinquent mortgage loans.

The Federal Reserve Board’s Regulation II limits the interchange fees paid by merchants to issuers when their debit cards are used as payment. The rule applies to institutions with $10 billion or more in assets and thus applies to Wesbanco and the Bank. The rule caps debit card interchange fees at $0.21 plus an additional 0.05% of the value of the transaction.

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

Wesbanco has proven to be a leader in its communities by providing loans, deposits and other banking services that are responsive to financial needs. The CRA requires Wesbanco Bank’s primary federal bank regulatory agency, the FDIC, to assess its record in meeting the credit needs of the communities it serves, including low and moderate-income neighborhoods and persons. Institutions are assigned one of four ratings: “Outstanding,” “Satisfactory,” “Needs to Improve” or “Substantial Noncompliance.” This assessment is reviewed when a bank applies to merge or consolidate with acquire the assets or assume the liabilities of an insured depository institution, or to open or relocate a branch office. On November 14, 2022, the FDIC assigned a rating of “Outstanding” for Wesbanco Bank’s community development performance for the period of July 2019 through November 2022. The 2022 examination represented the Bank’s eighth consecutive “Outstanding” CRA rating, spanning a period of more than twenty years. The FDIC will commence Wesbanco’s next CRA examination in the first half of 2026.

To ensure a continued level of success in serving the needs of its community, upon the acquisition of PFC in 2025, Wesbanco Bank increased the staff of its Community Development Department to twelve employees. Of note was the addition of six Regional Community Development Officers to work within designated geographical areas of Wesbanco’s footprint to promote and execute community development and CRA programs. These regional officers also lead the market community development councils, assigned to direct CRA and community development activities and provide local engagement at the market level.

In 2025, Wesbanco Bank received the “America Saves Designation of Savings Excellence for Banks,” a designation from the national America Saves initiative that recognizes banks that went above and beyond to encourage people to save money during America Saves Week 2025. Wesbanco has been an active participant in America Saves Week since its inception in 2007 and this was Wesbanco’s tenth consecutive designation for savings excellence. As part of the America Saves program, Wesbanco added the Military Saves and Veterans Saves initiatives, designed to help military families meet their special financial goals.

The Wesbanco Bank Community Development Corporation (“Wesbanco CDC”), an affiliate of Wesbanco Bank, was nationally recognized by the American Bankers Association Foundation ("ABA Foundation") with a Community Commitment Award for its New Markets Loan Program, an innovative revolving loan fund for small businesses. The Wesbanco CDC has received four allocations of New Markets Tax Credits to fund the New Markets Loan Program, and has leveraged those funds to originate over 250 loans totaling in excess of $188 million for the benefit of businesses located in low-income, economically distressed communities, and creating nearly 8,000 jobs.

Wesbanco Bank offers a variety of conventional loan and deposit products that provide innovative financing and savings options to meet identified needs for underserved persons and in underserved communities. These include proprietary Wesbanco products, such as the CRA Opportunity Mortgage, that provide flexible terms for low- and moderate-income persons or persons residing in low- and moderate-income areas. Wesbanco also partners with third-party providers, such as non-profit agencies and governmental entities, to provide additional funding opportunities. For example, Wesbanco leverages its membership in the Federal Home Loan Bank Pittsburgh (“FHLBank”) to offer impactful programs that provide critical funding and support for communities, including small businesses and vulnerable populations. Through the FHLBank Affordable Housing Program, Wesbanco sponsors applications for non-profit organizations and housing developers to provide grants for the construction or rehabilitation of housing units for eligible populations. The FHLBank First Front Door and First Front Door Keys programs provide down payment assistance for home mortgage borrowers, and flexible financing options for small businesses are offered through the FHLBank Banking on Business loan program.

Additionally, Wesbanco has been recognized as a leader in community development lending. In the past five years, Wesbanco originated nearly $2.2 billion in community development loans, including $277 million in 2025. At the heart of the Bank’s successful community development program is its commitment of time and resources to the communities it serves. In 2025, Wesbanco employees provided over 17,800 hours of volunteer service to 845 organizations and schools throughout its footprint. Additionally, in 2025, Wesbanco contributed over $3.5 million in philanthropic donations and sponsorships to worthy organizations serving local communities in Wesbanco’s service area.

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

Regulation Best Interest establishes a standard of conduct for broker-dealers when they make a recommendation to a retail customer of any securities transaction or investment strategy involving securities. Regulation Best Interest enhances the broker-dealer standard of conduct beyond existing suitability obligations, and aligns the standard of conduct with retail customers’ reasonable expectations by requiring broker-dealers, among other things, to: act in the best interest of the retail customer at the time the recommendation is made, without placing the financial or other interest of the broker-dealer ahead of the interests of the retail customer; and address conflicts of interest by establishing, maintaining, and enforcing policies and procedures reasonably designed to identify and fully and fairly disclose material facts about conflicts of interest, and in instances where we have determined that disclosure is insufficient to reasonably address the conflict, to mitigate or, in certain instances, eliminate the conflict.

The SEC’s rule governing investment adviser advertisements and payments to solicitors contains principles-based provisions designed to accommodate the continual evolution and interplay of technology and advice, and includes tailored requirements for certain types of advertisements. For example, the rule requires advisers to standardize certain parts of a performance presentation in order to help investors evaluate and compare investment opportunities, and includes tailored requirements for certain types of performance presentations. Advertisements that include third-party ratings are required to include specific disclosures to prevent them from being misleading. The rule also permits the use of testimonials and endorsements, which include traditional referral and solicitation activity, subject to certain conditions.

THE USA PATRIOT AND BANK SECRECY ACT

The USA PATRIOT Act of 2001 (the “USA Patriot Act”) imposes significant compliance and due diligence obligations, material penalties, and provides for extra-territorial jurisdiction of the United States. The U.S. Treasury Department has issued various implementing regulations, which apply certain requirements of the USA Patriot Act to financial institutions, such as Wesbanco Bank and Wesbanco Securities. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing, to verify the identity of their customers, including beneficial owners, and to report suspicious activities and currency transactions of a certain size. Failure of Wesbanco and its subsidiaries to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for Wesbanco and its subsidiaries.

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

We continue to enhance our climate and environmental, social and corporate governance risk considerations into our risk framework and risk management programs established for strategic, credit, market, compliance, operational and reputational risks. The potential of climate risk is monitored through our risk identification process. Once identified, climate risks are assessed for potential impacts on us and our customers. These future enhancements to our risk framework are in development and will continue to be refined as new climate trends and risks arise.

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

ECONOMIC CONDITIONS IN WESBANCO’S MARKET AREAS COULD NEGATIVELY IMPACT EARNINGS.

Wesbanco Bank serves both individuals and business customers primarily throughout West Virginia, Ohio, western Pennsylvania, Kentucky, Indiana, Maryland, northern Virginia, southern Michigan and Tennessee. The substantial majority of Wesbanco’s loan portfolio is to individuals and businesses in these markets. As a result, the financial condition, results of operations and cash flows of Wesbanco are affected by local and regional economic conditions, as well as national economic conditions. A downturn in these economies could have a negative impact on Wesbanco and the ability of the Bank’s customers to repay their loans. The value of the collateral securing loans to borrowers may also decline as the economy declines. As a result, deteriorating economic conditions in these markets could cause a decline in the overall quality of Wesbanco’s loan portfolio requiring Wesbanco to charge-off a higher percentage of loans and/or increase its allowance for credit losses. A decline in economic conditions in these markets may also force customers to utilize deposits held by Wesbanco Bank in order to pay current expenses causing the Bank’s deposit base to shrink. As a result, the Bank may have to borrow funds at higher rates in order to meet liquidity needs. Volatility in oil and gas prices may impact shale gas activity in West Virginia, Ohio and Pennsylvania, which may somewhat negatively impact local and regional economic conditions, affecting both commercial and retail customers, resulting in potentially lower oil and gas related royalty deposits and potential credit deterioration in the loan portfolio.

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

As of December 31, 2025, Wesbanco had $167.1 million in junior subordinated debt presented as a separate category of long-term debt on its Consolidated Balance Sheets. For regulatory purposes, Trust Preferred Securities totaling $161.9 million underlying such junior subordinated debt were previously included in Tier 1 capital in accordance with regulatory reporting requirements prior to December 31, 2019. Rules issued in 2013 generally exclude trust preferred securities from Tier 1 capital beginning in 2015. A grandfather provision permitted bank holding companies with consolidated assets of less than $15 billion to continue counting existing trust preferred securities as Tier 1 capital until maturity. As of December 31, 2019, Wesbanco’s assets were greater than $15 billion; therefore, all such securities are no longer counted as Tier 1 capital but instead are counted as Tier 2 capital subject to limits.

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

In a period of declining rates with a relatively flat or inverted yield curve environment, Wesbanco’s cost of funds for banking operations may not decrease at the same pace as loan and investment yields. The cost of funds may also increase as a result of future general economic conditions, interest rates and competitive pressures. The Bank has traditionally obtained funds principally through deposits and borrowings from the Federal Home Loan Bank ("FHLB"), correspondent banks, and other wholesale borrowing sources. As a general matter, deposits are a cheaper source of funds than borrowings because interest rates paid for deposits are typically less than interest rates charged for borrowings. If, as a result of general economic conditions, market interest rates, competitive pressures or higher deposit betas in relation to increases in federal funds rate increases, the value of deposits at the Bank decreases relative to its overall banking operations, the Bank may have to rely more heavily on borrowings as a source of funds in the future.

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

A HIGH PERCENTAGE OF WESBANCO’S LOAN PORTFOLIO IS IN WEST VIRGINIA, OHIO, PENNSYLVANIA, KENTUCKY, INDIANA, MARYLAND, VIRGINIA, MICHIGAN AND TENNESSEE AND IN COMMERCIAL AND RESIDENTIAL REAL ESTATE. DETERIORATION IN ECONOMIC CONDITIONS IN THESE AREAS OR IN THE REAL ESTATE MARKET GENERALLY COULD BE MORE HARMFUL TO THE COMPANY COMPARED TO MORE DIVERSIFIED INSTITUTIONS.

As of December 31, 2025, approximately 20% of Wesbanco’s loan portfolio was comprised of residential real estate loans, and 57% was comprised of commercial real estate loans.

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

The Company’s CRE loan portfolio is concentrated predominantly in West Virginia, Ohio, Pennsylvania, Kentucky, Indiana, Maryland, northern Virginia, southern Michigan and Tennessee. There are a wide variety of economic conditions within the local markets of the eight states in which most of the company’s CRE loan portfolio is situated. Rates of employment, consumer loan demand, household formation, and the level of economic activity can vary widely from state to state and among metropolitan areas, cities and towns. Metropolitan markets comprise various submarkets where property values and demand can be affected by many factors, such as demographic makeup, geographic features, transportation, recreation, local government, school systems, utility infrastructure, tax burden, building-stock age, zoning and building codes, and available land for development. As a result of the high concentration of the company’s loan portfolio, it may be more sensitive, as compared to more diversified institutions, to future disruptions in and deterioration of this market, which could lead to losses, which could have a material adverse effect on the business, financial condition and results of operations of the company.

RISKS INHERENT IN MUNICIPAL BONDS COULD HAVE A NEGATIVE IMPACT ON WESBANCO’S EARNINGS.

As of December 31, 2025, approximately 26% of Wesbanco’s total securities portfolio was invested in municipal bonds. Although Wesbanco’s municipal portfolio is broadly spread across the U.S., any downturn in the economy of a state or municipality in which Wesbanco holds municipal obligations could increase the default risk of the respective debt. In addition, a portion of Wesbanco’s municipal portfolio is comprised of Build America bonds. Due to the government sequester reducing the interest subsidy that the government provides to the issuing municipalities, extraordinary redemption provisions ("ERP") may be executed by the municipality if it is in their favor to do so. There is a risk that when an ERP is executed, Wesbanco may not recover its amortized cost in the bond if it was purchased at a premium. Credit risks are also prevalent when downgrades of credit ratings are issued by major credit rating agencies, which are caused by creditworthiness issues of both bond insurers and the municipality itself. Credit rating downgrades to a non-investment grade level may force Wesbanco to sell a municipal bond at a price where amortized cost may not be recovered. Rising interest rates could also cause the current market values of our municipal bond portfolio to decline as they all have a fixed interest component. Any of the above default risks, early redemption risks and credit risks could cause Wesbanco to take impairment charges, which could be significant, that would negatively impact earnings.

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

HIGHER FDIC DEPOSIT INSURANCE PREMIUMS AND ASSESSMENTS COULD ADVERSELY AFFECT WESBANCO’S FINANCIAL CONDITION.

The insurance premium is based on an assessment rate that utilizes a complex calculation that includes Wesbanco Bank’s CAMELS ratings, its ability to withstand asset-related and funding-related stress and potential loss severity of its assets. The FDIC periodically raises the base rate to ensure the Deposit Insurance Fund is at an appropriate level. If premium assessment rates were to further increase, it would negatively impact Wesbanco’s earnings.

RISKS RELATED TO ESTIMATES AND ASSUMPTIONS

THE CURRENT EXPECTED CREDIT LOSSES ACCOUNTING STANDARD ("CECL") COULD RESULT IN SIGNIFICANT VOLATILITY OF THE ESTIMATION OF CREDIT LOSSES AND MAY HAVE A MATERIAL IMPACT ON OUR FINANCIAL CONDITION OR RESULTS OF OPERATIONS.

In September 2016, the Financial Accounting Standards Board issued an accounting standard update, ASU 2016-13 (Topic 326), “Measurement of Credit Losses on Financial Instruments,” which was adopted by Wesbanco as of January 1, 2020 and replaced the former “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the CECL model. Under the CECL model, we are required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The allowance for credit losses under CECL is calculated utilizing a probability of default ("PD") and loss given default ("LGD") approach, which is then discounted to net present value. PD is the probability the asset will default within a given time frame and LGD is the percentage of the asset not expected to be collected due to default. The primary macroeconomic drivers of the quantitative model include forecasts of national unemployment and interest rates, as well as modeling adjustments for changes in prepayment speeds, loan risk grades, portfolio mix, concentrations and loan growth. Any changes in the model inputs may create more volatility in the level of our allowance for credit losses. Any material increase in our level of allowance for credit losses or expenses incurred to determine the appropriate level of the allowance for credit losses could adversely affect our business, financial condition and results of operations.

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

WESBANCO MAY BE REQUIRED TO WRITE DOWN GOODWILL AND OTHER INTANGIBLE ASSETS, CAUSING ITS FINANCIAL CONDITION AND RESULTS TO BE NEGATIVELY AFFECTED.

When Wesbanco acquires a business, a portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. Wesbanco’s goodwill was approximately $1.6 billion or 39% and $1.1 billion or 39% of stockholders’ equity as of December 31, 2025 and 2024, respectively. Under current accounting standards, an entity is required to test the carrying amount of a reporting unit's goodwill for impairment on an annual basis. In addition, an entity should also test goodwill for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Wesbanco completed such an impairment analysis of goodwill and other intangible assets in late 2025 and concluded that no impairment charge was necessary for the year ended December 31, 2025. Wesbanco cannot provide assurance that it will not be required to take an impairment charge in the future. Any impairment charge would have a negative effect on its shareholders’ equity and financial results and may cause a decline in our stock price.

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

Although, over the past five years, Wesbanco has successfully issued preferred stock and subordinated debentures, along with the completion of a private placement of common shares, Wesbanco’s future ability to raise additional Tier 1 or Tier 2 capital for parent company or banking subsidiary needs will depend on conditions and interest rates at that time in the capital markets, overall economic conditions, Wesbanco’s financial performance and condition, and other factors, many of which are outside our control. There is no assurance that, if needed, Wesbanco will be able to raise additional equity or secured /unsecured debt that may count as Tier 1 or Tier 2 capital on favorable terms or at all. An inability to raise additional capital may have a material adverse effect on our ability to expand operations, and on our financial condition, results of operations and future prospects.

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

LIQUIDITY AND CAPITAL RISKS

WESBANCO HAS OUTSTANDING SECURITIES SENIOR TO OUR COMMON STOCK WHICH COULD LIMIT OUR ABILITY TO PAY DIVIDENDS ON THE COMMON STOCK.

Wesbanco has outstanding Series B Preferred Stock that is senior to our common stock and could adversely affect our ability to declare or pay dividends or distributions on our common stock. The terms of the preferred stock offering prohibits us from declaring or paying dividends or making distributions on our common stock unless the full dividends for the most recently completed dividend period have been declared and paid, or set aside for payment, on all outstanding shares of Series B Preferred Stock. Whenever dividends on any shares of Series B Preferred Stock have not been declared and paid for the equivalent of six or more dividend payments, whether or not for consecutive dividend periods (a “Nonpayment Event”), the holders of Series B Preferred Stock, voting together as a class with holders of any and all other series of voting preferred stock then outstanding would be entitled to vote for the election of a total of two additional members of our board of directors (the “Preferred Stock Directors”), provided that our board of directors shall at no time include more than two Preferred Stock Directors and that the election of any Preferred Stock Directors shall not cause us to violate the corporate governance requirements of the Nasdaq Stock Market (or any other exchange on which our securities may be listed) including the requirements that listed companies must have a majority of independent directors. In the event that the holders of the Series B Preferred Stock and other holders of voting preferred stock are entitled to vote for the election of the Preferred Stock Directors following a Nonpayment Event, the number of directors on our board of directors shall automatically increase by two, and the new directors shall be elected at a special meeting called at the request of the holders of record of at least 20% of the Series B Preferred Stock or of any other series of voting preferred stock (unless such request is received less than 90 days before the date fixed for the next annual or special meeting of the shareholders, in which event such election shall be held only at such next annual or special meeting of shareholders), and at each subsequent annual meeting. These voting rights will continue until dividends on the shares of Series B Preferred Stock and any such series of voting preferred stock for at least four consecutive dividend periods following the Nonpayment Event shall have been fully paid (or declared and a sum sufficient for the payment of such dividends shall have been set aside for payment).

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
•
changes in interest rates;
•
business interruptions, such as may result from natural disasters, pandemics or other events;
•
our performance relative to our peers;
•
market demand for our shares;
•
perceptions of the banking industry in general;
•
political influences on investor sentiment; and
•
consumer confidence.

At times, the stock markets, including the Nasdaq Global Select Market, on which our common stock is listed, may experience significant price and volume fluctuations. As a result, the market price of our common stock is likely to be similarly volatile and investors in our common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects.

In addition, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management & Strategy

Wesbanco generally approaches cybersecurity threats through a cross‑functional, multi‑layered approach, with the specific goals of: (i) identifying, preventing and mitigating cybersecurity threats to Wesbanco; (ii) maintaining the confidence of its customers and business partners; and (iii) preserving the confidentiality of its customers’ and employees’ information. Wesbanco’s Information Security and Cybersecurity program is integrated into its overall enterprise risk management (“ERM”) framework and shares common methodologies, reporting channels, and governance processes applicable across legal, regulatory, strategic, operational, and financial risk areas. Wesbanco also partners with trusted third‑party security providers to enhance monitoring capabilities, perform independent assessments and testing, support incident response readiness, provide threat intelligence, and assist with compliance and control design.

Cybersecurity Risk Assessment and Management

Wesbanco maintains processes designed to assess, identify, and manage material risks from cybersecurity threats. These processes evaluate cybersecurity risks based on the likelihood of occurrence and potential impact to critical business processes, customer‑facing platforms, information assets, and regulatory obligations. Identified cybersecurity risks are incorporated into the enterprise risk inventory and prioritized in accordance with Wesbanco’s risk appetite and risk management objectives.

The cybersecurity program leverages governance, administrative, technical, and physical controls intended to support prevention, detection, mitigation, and remediation of cybersecurity risks. Wesbanco aligns its cybersecurity controls with recognized industry standards and frameworks, including those published by the National Institute of Standards and Technology (“NIST”) and the Center for Internet Security (“CIS”), and monitors program effectiveness through ongoing control testing and performance indicators.

Wesbanco periodically engages independent third parties to perform cybersecurity assessments, including annual external penetration testing, program evaluations, and control reviews. Results of these assessments are reviewed by management and used to inform remediation activities and continuous improvement of the cybersecurity program.

Third‑Party Cybersecurity Risk Management

As discussed in Item 1A, “Risk Factors – Risks Related to the Use of Technology,” cybersecurity risks may arise from third‑party technology relationships. Wesbanco maintains a third‑party risk management program designed to assess and monitor cybersecurity risks associated with vendors, suppliers, and service providers that may access Wesbanco systems, networks, or data. Third‑party due diligence and ongoing monitoring are risk‑based and may include review of cybersecurity questionnaires, contractual security and notification requirements, independent assurance reports (such as SOC reports), and validation of remediation efforts, as appropriate to the nature and criticality of the service provided.

Certain technology services utilized by Wesbanco are provided by vendors that are widely used across the financial services industry. A cybersecurity incident affecting such providers could present systemic risk and potentially impact multiple financial institutions, including Wesbanco.

Threat Intelligence, Training, and Incident Preparedness

Wesbanco leverages multiple internal and external threat intelligence sources, including participation in the Financial Services Information Sharing and Analysis Center (FS‑ISAC), to enhance awareness of emerging threats and threat actor activity. Wesbanco invests in ongoing security education for its Information Security staff and maintains required cybersecurity awareness training for all employees, with role‑based training provided to personnel with elevated access or specialized responsibilities.

Incident management and response for cybersecurity events is coordinated through a cross‑functional incident response team chaired by the Chief Security Officer. The team includes representatives from Information Technology, Risk Management, Legal, Compliance, Fraud and BSA, Corporate Communications, Human Resources, Investor Relations, Retail Banking, Bank Operations, Customer Support, and Digital Banking and Payments. The incident response team conducts annual tabletop exercises involving executive leadership and, periodically, members of the Board of Directors, to assess readiness and reinforce response procedures.

Wesbanco’s incident response processes are integrated with business continuity and disaster recovery planning, which are tested periodically, to support operational resilience and timely recovery in the event of a cybersecurity incident.

Materiality Assessment and Disclosure Controls

Wesbanco maintains disclosure controls and procedures designed to facilitate timely evaluation of cybersecurity incidents for potential disclosure obligations. When a cybersecurity incident is identified, established escalation and response procedures support cross‑functional evaluation involving Information Security, Risk Management, Legal, Finance, and executive leadership, as appropriate.

Determinations of materiality are based on the totality of the facts and circumstances, including both qualitative and quantitative factors, such as the nature and scope of the incident, potential operational disruption, customer or counterparty impact, regulatory and legal exposure, and the potential effect on Wesbanco’s business strategy, results of operations, financial condition, and reputation, consistent with applicable SEC guidance.

Cybersecurity considerations are incorporated into strategic initiatives, including technology modernization, digital banking offerings, and third‑party technology adoption, to align growth objectives with Wesbanco’s cybersecurity risk management framework.

Governance

Board Oversight

The Enterprise Risk Management Committee, a standing committee of the Board of Directors, provides oversight of risks arising from cybersecurity threats as part of its broader enterprise risk oversight responsibilities. The Committee receives periodic reporting from management, including the Chief Security Officer, covering cybersecurity risk assessments, key risk indicators, program effectiveness, threat developments, and significant cybersecurity incidents, as applicable. The Committee reports to the full Board of Directors regarding its activities, including those related to cybersecurity.

Management’s Role

Management is responsible for the day‑to‑day operation of Wesbanco’s cybersecurity and information security programs. The Technology Governance Committee, a management‑level steering committee, receives periodic reporting from the Chief Security Officer regarding cybersecurity risk assessments, program performance, mitigation activities, regulatory compliance, incident response readiness, and results of internal and external assessments.

Wesbanco’s cybersecurity governance follows a three‑lines‑of‑defense model that includes operational ownership, independent risk management oversight, and independent assurance activities to promote effective challenge and continuous improvement.

The Chief Security Officer is responsible for cybersecurity strategy, operational planning, and program execution and has extensive experience in information security, supported by relevant education and professional certifications. Members of the Information Security team also maintain industry‑recognized certifications aligned to their roles and responsibilities.

Cybersecurity Risk Impact

While Wesbanco and its third‑party providers have experienced cybersecurity incidents in the past, Wesbanco is not aware of any cybersecurity incidents that have materially affected its business strategy, results of operations, or financial condition. Cybersecurity threats continue to evolve, and Wesbanco faces ongoing risks from potential cybersecurity incidents that, if realized, could materially affect operations, financial condition, or business strategy. Additional information regarding these risks is included in Item 1A, “Risk Factors – Interruption to Our Information Systems or Breaches in Security Could Adversely Affect Wesbanco’s Operations.”

Wesbanco’s cybersecurity disclosures are intended to provide investors with an understanding of its cybersecurity risk management, strategy, and governance, while avoiding disclosure of sensitive details that could compromise security.

ITEM 2. PROPERTIES

Wesbanco’s subsidiaries generally own their respective offices, related facilities and any unimproved real property held for future expansion. At December 31, 2025, Wesbanco operated 251 banking offices in West Virginia, Ohio, western Pennsylvania, Kentucky, southern Indiana, Michigan and Maryland, of which 192 were owned and 59 were leased. Wesbanco also operated 13 loan production offices leased in West Virginia, Ohio, western Pennsylvania, Maryland, Indiana, Tennessee, northern Virginia and Michigan. These leases expire at various dates through January 2062 and generally include options to renew. The Bank also owns several regional headquarters buildings in various markets, most of which also house a banking office and/or certain back office functions.

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

At various building locations, Wesbanco rents or makes available commercial office space to unrelated businesses. Rental income totaled $0.8 million, $1.1 million and $1.6 million in 2025, 2024 and 2023, respectively. For additional disclosures related to Wesbanco’s properties, other fixed assets and leases, please refer to Note 6, “Premises and Equipment” in the Consolidated Financial Statements.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Wesbanco’s common stock is quoted on the Nasdaq Global Select Market under the symbol WSBC. The approximate number of record holders of Wesbanco’s $2.0833 par value common stock as of February 18, 2026 was 11,867. The number of holders does not include Wesbanco employees who have purchased stock or had stock allocated to them through Wesbanco’s 401(k) plan (the “401(k)”). All Wesbanco employees who meet the eligibility requirements of the 401(k) are included in this retirement plan.

As of December 31, 2025, Wesbanco had one active stock repurchase plan which was approved by the Board of Directors on February 24, 2022 for 3.2 million shares. This plan provides for shares to be repurchased for general corporate purposes, which may include a subsequent resource for potential acquisitions, shareholder dividend reinvestment and/or employee benefit plans. The timing, price and quantity of purchases are at the discretion of Wesbanco, and the plan may be discontinued or suspended at any time. The plan has 911,118 shares remaining for repurchase.

Repurchases in the fourth quarter included those for the 401(k) and dividend reinvestment plans.

Certain information relating to securities authorized for issuance under equity compensation plans is set forth under the heading “Equity Compensation Plan Information” in Part III, “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

The following table shows the activity in Wesbanco's stock repurchase plan and other purchases for the quarter ended December 31, 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans
Balance at September 30, 2025				911,118

October 1, 2025 to October 31, 2025	30,222	$32.18	—	911,118
November 1, 2025 to November 30, 2025	1,331	30.77	—	911,118
December 1, 2025 to December 31, 2025	1,650	34.63	—	911,118
Total	33,203	$32.25	—	911,118

______

(1) Total shares purchased consist of open market purchases transacted in the 401(k) for employee benefit and dividend reinvestment plans.

(2) Consists of open market purchases and shares purchased from employees for the payment of withholding taxes to facilitate a stock compensation transaction.

The following graph shows a comparison of cumulative total shareholder returns for Wesbanco, the Russell 2000 Index and the S&P Regional Banks Select Industry Index. The total shareholder return assumes a $100 investment in the common stock of Wesbanco and each index since December 31, 2020 with reinvestment of dividends.

	Period Ending
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
Index	2020	2021	2022	2023	2024	2025
Wesbanco, Inc.	100.00	121.28	133.26	118.75	129.19	138.23
Russell 2000	100.00	114.82	91.35	106.82	119.14	134.40
S&P Regional Banks Select Industry Index	100.00	139.90	119.26	110.40	131.50	145.48

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis ("MD&A") represents an overview of the results of operations and financial condition of Wesbanco. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto. This section generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of Wesbanco’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC on March 3, 2025.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this report relating to Wesbanco’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The information contained in this report should be read in conjunction with Wesbanco’s Form 10-Qs for the prior quarters ended March 31, June 30 and September 30, 2025, respectively, and documents subsequently filed by Wesbanco which are available at the SEC’s website, www.sec.gov or at Wesbanco’s website, www.wesbanco.com. Investors are cautioned that forward-looking statements, which are not historical fact, involve risks and uncertainties, including those detailed under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. Such statements are subject to important factors that could cause actual results to differ materially from those contemplated by such statements, including, without limitation, that the expected cost savings and any revenue synergies from the merger of Wesbanco and PFC may not be fully realized within the expected timeframes; disruption from the merger of Wesbanco and PFC may make it more difficult to maintain relationships with clients, associates, or suppliers; the effects of changing regional and national economic conditions, changes in interest rates, spreads on earning assets and interest-bearing liabilities, and associated interest rate sensitivity; sources of liquidity available to Wesbanco and its related subsidiary operations; potential future credit losses and the credit risk of commercial, real estate, and consumer loan customers and their borrowing activities; actions of the Federal Reserve Board, the Federal Deposit Insurance Corporation, the Consumer Financial Protection Bureau, the SEC, the Financial Institution Regulatory Authority, the Municipal Securities Rulemaking Board, the Securities Investors Protection Corporation, and other regulatory bodies; potential legislative and federal and state regulatory actions and reform, including, without limitation, the impact of the implementation of the Dodd-Frank Act; adverse decisions of federal and state courts; fraud, scams and schemes of third parties; cyber-security breaches; competitive conditions in the financial services industry; rapidly changing technology affecting financial services; marketability of debt instruments and corresponding impact on fair value adjustments; and/or other external developments materially impacting Wesbanco’s operational and financial performance. Wesbanco does not assume any duty to update forward-looking statements.

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

The allowance for credit losses specific to loans reflects the risk of loss in the loan portfolio. To appropriately measure expected credit losses, management disaggregates the loan portfolio into pools of similar risk characteristics. The Company utilizes a PD and LGD approach to calculate the expected loss for each segment, which is then discounted to net present value. PD is the probability the asset will default within a given timeframe and LGD is the percentage of the assets not expected to be collected due to default. The primary macroeconomic drivers of the quantitative model include forecasts of national unemployment and interest rate spreads, as well as modeling adjustments for changes in prepayment speeds, portfolio mix and loan growth. Management relies on macroeconomic forecasts obtained from various reputable third party sources. These forecasts can range from one to two years, depending upon the facts and circumstances of the current state of the economy, portfolio segment and management’s judgment of what can be reasonably supported. The model reversion period can range from immediate to up to three years.

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

Under CECL, acquired loans or pools of loans that have experienced more-than-insignificant credit deterioration are deemed to be purchased credit-deteriorated (“PCD”) loans, and are grossed-up on day 1 by the initial credit estimate through the allowance instead of a reduction in the loan’s amortized cost. The credit mark on acquired loans deemed not to be PCD loans are reflected as a reduction in the loan’s amortized cost, with an allowance and corresponding provision for credit losses recorded in the first reporting period after acquisition through current period earnings, while the loan mark will accrete through interest income over the life of such loans. At acquisition, Wesbanco will consider several factors as indicators that an acquired loan or pool of loans has experienced more-than-insignificant credit deterioration. These factors may include, but are not limited to, loans 30 days or more past due, loans with an internal risk grade of below average or lower, loans classified as non-accrual by the acquired institution, materiality of the credit and loans that have been previously modified. Upon adoption of this standard, acquired loans from prior acquisitions that met the guidelines under ASC 310-30 (formerly known as “purchased credit-impaired”) were reclassified as PCD loans. The accretable portion of the loan mark as of adoption date continues to accrete into interest income. However, the non-accretable portion of the loan mark was added to the allowance upon adoption, and any reversals of such mark will flow through the allowance in future periods. The loan mark on ASC 310-20 loans (“non-purchased credit-impaired”) from prior acquisitions continues to accrete through interest income over the life of such loans.

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

Wesbanco evaluates goodwill for impairment by determining if the fair value is greater than the carrying value of its reporting units. Wesbanco uses market capitalization, multiples of tangible book value, a discounted cash flow model, and various other market-based methods to estimate the current fair value of its reporting units. In particular, the discounted cash flow model includes various assumptions regarding an investor’s required rate of return on Wesbanco common stock, future loan loss provisions, future market spreads and net interest margins, along with various growth and economic recovery and stabilization assumptions of the economy as a whole. The resulting fair values of each method are then weighted based on the relevance and reliability of each respective method in light of the current economic environment to arrive at a weighted average fair value. The evaluation also considered macroeconomic conditions such as the general economic outlook, regional and national unemployment rates, and recent trends in equity and credit markets. Additionally, industry and market considerations, such as market-dependent multiples and metrics relative to peers, were evaluated. Wesbanco also considered recent trends in credit quality, overall financial performance, stock price appreciation, internal forecasts and various other market-based methods to estimate the current fair value of its reporting units. Since adopting ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350)”, the impairment charge is based on the excess of a reporting unit’s carrying amount over its fair value. Wesbanco completed its annual quantitative goodwill impairment evaluation as of November 30, 2025, and concluded that there were no indications of impairment. In addition, as there were no significant changes in market conditions, consolidated operating results or forecasted future results after November 30, 2025, it was concluded that at December 31, 2025, there were also no indications of impairment.

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

Loans acquired in connection with acquisitions are recorded at their acquisition-date fair value with no carryover of related allowance for credit losses. Acquired loans are classified into two categories; PCD loans and non-PCD loans. PCD loans are defined as a loan or group of loans that have experienced more than insignificant credit deterioration since origination. Non-PCD loans will have an allowance established on acquisition date, which is recognized in the current period provision for credit losses. For PCD loans, an allowance is recognized on day 1 by adding it to the fair value of the loan, which is the “Day 1 amortized cost”. There is no credit loss expense recognized on PCD loans because the initial allowance is established by grossing-up the amortized cost of the PCD loan. Determining the fair value of the acquired loans involves estimating the principal and interest cash flows expected to be collected on the loans. Management considers a number of factors in evaluating the acquisition-date fair value including the remaining life of the acquired loans, delinquency status, estimated prepayments, payment options and other loan features, internal risk grade, estimated value of the underlying collateral and interest rate environment. Please refer to Note 2, "Mergers and Acquisitions" of the Consolidated Financial Statements for additional information.

EXECUTIVE OVERVIEW

On February 28, 2025, Wesbanco completed its acquisition of PFC, a bank holding company headquartered in Defiance, OH. On the acquisition date, PFC had approximately $7.9 billion in assets, excluding goodwill and intangible assets, which included approximately $5.9 billion in portfolio loans and $1.2 billion in investment securities.

Through successful operational execution, Wesbanco generated solid annual net income, while remaining a well-capitalized institution with sound liquidity and credit quality metrics. For the twelve months ended December 31, 2025, net income available to common shareholders was $202.6 million, or $2.23 per diluted share, as compared to $141.4 million, or $2.26 per diluted share, for the twelve months ended December 31, 2024. Net income available to common shareholders excluding after-tax restructuring and merger-related expenses and the day one provision for credit losses on acquired loans (non-GAAP measure) was $309.5 million, or $3.40 per diluted share for the year ended December 31, 2025. The increase in net income was due in large part to the acquisition of PFC. Interest income increased $446.3 million or 54.1% to $1.3 billion in 2025 compared to 2024. Net interest income increased $336.1 million or 70.3% from 2024, reflecting 3 quarters of the PFC acquisition. Non-interest income increased $38.8 million or 30.3% in 2025 compared to 2024, driven by a $11.4 million increase in service charges on deposits, a $6.5 million increase in digital banking income, and a $6.4 million increase in trust fees, mainly driven by the acquisition of PFC. Excluding restructuring and merger-related expenses, non-interest expense increased $153.2 million or 38.7%, driven by increases in salaries and wages, equipment and software, and employee benefits, reflective of the PFC acquisition.

Total assets as of December 31, 2025 were $27.7 billion, an increase of 48.2% as compared to December 31, 2024, primarily due to the acquisition of PFC. As of December 31, 2025, total portfolio loans were $19.2 billion compared to $12.7 billion at December 31, 2024, reflecting a 51.9% increase year-over year. The loan growth funding is reflected within the increase in total deposits of $7.5 billion or 53.3% at December 31, 2025 compared to December 31, 2024, due to the acquired PFC deposits of $6.9 billion and organic growth of $662.0 million. Criticized and classified loan balances increased slightly to 3.15% of total portfolio loans, as compared to 2.80% at December 31, 2024. Annualized net loan charge-offs to average loans for the full year period decreased seven basis points compared to 2024.

Wesbanco continues to maintain what we believe are strong regulatory capital ratios, as both consolidated and bank-level regulatory capital ratios are well above the applicable “well-capitalized” standards promulgated by bank regulators and the BASEL III capital standards. At December 31, 2025, Tier I leverage was 9.42%, Tier I risk-based capital was 11.42%, total risk-based capital was 13.92%, and the common equity Tier 1 capital ratio was 10.37%.

Strong earnings enabled Wesbanco to increase the quarterly dividend to $0.38 per share in the fourth quarter of 2025, the eighteenth increase over the last fifteen years, cumulatively representing a 171% increase over that period.

Selected financial ratios for the years ended December 31, 2025, 2024 and 2023 are presented in the table below:

	For the years ended December 31,
(dollars in thousands, except shares and per share amounts)	2025	2024	2023
PER COMMON SHARE INFORMATION
Earnings per common share—basic	$2.23	$2.26	$2.51
Earnings per common share—diluted	2.23	2.26	2.51
Earnings per common share—diluted, excluding certain items (1)(2)	3.40	2.34	2.56
Dividends declared per common share	1.49	1.45	1.41
Book value at year end	39.64	39.54	40.23
Tangible book value at year end (1)	22.01	22.83	21.28
Average common shares outstanding—basic	90,896,991	62,589,406	59,303,210
Average common shares outstanding—diluted	91,034,094	62,653,557	59,427,989
Period end common shares outstanding	96,067,559	66,919,805	59,376,435
Period end preferred shares outstanding	230,000	150,000	150,000
SELECTED RATIOS
Return on average assets	0.78%	0.78%	0.86%
Return on average assets, excluding certain items (1)(2)	1.19	0.81	0.88
Return on average tangible assets (1)	0.92	0.87	0.97
Return on average tangible assets, excluding certain items (1)(2)	1.36	0.90	0.99
Return on average equity	5.41	5.33	6.02
Return on average equity, excluding certain items (1)(2)	8.27	5.52	6.14
Return on average tangible equity (1)	10.45	9.66	11.59
Return on average tangible equity, excluding certain items (1)(2)	15.40	9.99	11.82
Return on average tangible common equity (1)	11.46	10.66	12.99
Return on average tangible common equity, excluding certain items (1)(2)	16.89	11.03	13.24
Net interest margin (3)	3.53	2.96	3.14
Efficiency ratio (1)	52.87	63.52	62.24
Average loans to average deposits	89.24	89.48	85.71
Allowance for credit losses - loans to total loans	1.14	1.10	1.12
Allowance for credit losses - loans to total non-performing loans	238.85	349.08	487.45
Non-performing assets to total assets	0.33	0.22	0.16
Net loan charge-offs to average loans	0.10	0.11	0.04
Average shareholders’ equity to average assets	14.41	14.64	14.34
Tangible equity to tangible assets (1)	8.99	9.52	8.49
Tangible common equity to tangible assets (1)	8.13	8.70	7.62
Tier 1 leverage ratio	9.42	10.68	9.87
Tier 1 capital to risk-weighted assets	11.42	13.06	12.05
Total capital to risk-weighted assets	13.92	15.88	14.91
Common equity tier 1 capital ratio (CET 1)	10.37	12.07	10.99
Dividend payout ratio	66.82	64.16	56.18
Trust assets at market value (4)	$7,885,513	$5,967,610	$5,360,657

_______

(1)
See "Non-GAAP Measures" for additional information relating to the calculation of this item.
(2)
Certain items excluded from the calculation consist of after-tax restructuring and merger-related expenses and the after-tax day one provision for credit losses on acquired loans.
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

	For the years ended December 31,
(dollars in thousands, except per share amounts)	2025	2024	2023
Tangible common equity to tangible assets:
Total shareholders’ equity	$4,031,913	$2,790,281	$2,533,062
Less: goodwill and other intangible assets, net of deferred tax liability	(1,693,755)	(1,118,293)	(1,124,811)
Tangible equity	2,338,158	1,671,988	1,408,251
Less: preferred shareholders' equity	(224,187)	(144,484)	(144,484)
Tangible common equity	2,113,971	1,527,504	1,263,767
Total assets	27,696,333	18,684,298	17,712,374
Less: goodwill and other intangible assets, net of deferred tax liability	(1,693,755)	(1,118,293)	(1,124,811)
Tangible assets	$26,002,578	$17,566,005	$16,587,563
Tangible equity to tangible assets	8.99%	9.52%	8.49%
Tangible common equity to tangible assets	8.13%	8.70%	7.62%
Tangible book value per share:
Total shareholders’ equity	$4,031,913	$2,790,281	$2,533,062
Less: goodwill and other intangible assets, net of deferred tax liability	(1,693,755)	(1,118,293)	(1,124,811)
Less: preferred shareholders' equity	(224,187)	(144,484)	(144,484)
Tangible common equity	2,113,971	1,527,504	1,263,767
Common shares outstanding	96,067,559	66,919,805	59,376,435
Tangible book value per share at year end	$22.01	$22.83	$21.28
Return on average tangible equity:
Net income available to common shareholders	$202,564	$141,385	$148,907
Add: amortization of intangibles, net of tax	22,965	6,518	7,180
Net income available to common shareholders before amortization of intangibles	225,529	147,903	156,087
Average total shareholders’ equity	3,742,065	2,653,174	2,474,627
Less: average goodwill and other intangibles, net of deferred tax liability	(1,583,033)	(1,121,472)	(1,128,277)
Average tangible equity	$2,159,032	$1,531,702	$1,346,350
Return on average tangible equity	10.45%	9.66%	11.59%
Average tangible common equity	$1,968,805	$1,387,218	$1,201,866
Return on average tangible common equity	11.46%	10.66%	12.99%
Return on average tangible assets:
Net income available to common shareholders	$202,564	$141,385	$148,907
Add: amortization of intangibles, net of tax	22,965	6,518	7,180
Net income before amortization of intangibles	225,529	147,903	156,087
Average total assets	25,967,670	18,122,625	17,259,720
Less: average goodwill and other intangibles, net of deferred tax liability	(1,583,033)	(1,121,472)	(1,128,277)
Average tangible assets	$24,384,637	$17,001,153	$16,131,443
Return on average tangible assets	0.92%	0.87%	0.97%
Efficiency ratio:
Non-interest expense	$624,575	$401,871	$390,002
Less: amortization of intangibles	(29,070)	(8,251)	(9,088)
Less: restructuring and merger-related expense	(75,933)	(6,400)	(3,830)
Non-interest expense excluding restructuring and merger-related expense and amortization of intangibles	519,572	387,220	377,084
Net interest income on a fully-taxable equivalent basis	819,271	483,016	486,343
Non-interest income excluding net securities gains (losses)	163,376	126,575	119,547
Net interest income on a fully-taxable equivalent basis plus non-interest income	$982,647	$609,591	$605,890
Efficiency ratio	52.87%	63.52%	62.24%
Net income per common shareholders, excluding certain items:
Net income available to common shareholders	$202,564	$141,385	$148,907
Add: after-tax restructuring and merger-related expenses (1)	59,987	5,056	3,026
Add: after-tax day one provision for credit losses on acquired loans (1)	46,926	—	—
Net income per common shareholders, excluding after-tax restructuring and merger-related expenses	$309,477	$146,441	$151,933

	For the years ended December 31,
(dollars in thousands, except per share amounts)	2025	2024	2023
Net income per common share - diluted, excluding certain items:
Net income per common share - diluted	$2.23	$2.26	$2.51
Add: after-tax restructuring and merger-related expenses per common share - diluted (1)	0.66	0.08	0.05
Add: after-tax day one provision for credit losses on acquired loans (1)	0.51	—	—
Net income per common share - diluted, excluding certain items	$3.40	$2.34	$2.56
Return on average equity, excluding certain items:
Net income available to common shareholders	$202,564	$141,385	$148,907
Add: after-tax restructuring and merger-related expenses (1)	59,987	5,056	3,026
Add: after-tax day one provision for credit losses on acquired loans (1)	46,926	—	—
Net income available to common shareholders, excluding certain items	309,477	146,441	151,933
Average total shareholders’ equity	$3,742,065	$2,653,174	$2,474,627
Return on average equity, excluding certain items	8.27%	5.52%	6.14%
Return on average tangible equity, excluding certain items:
Net income available to common shareholders	$202,564	$141,385	$148,907
Add: after-tax restructuring and merger-related expenses (1)	59,987	5,056	3,026
Add: amortization of intangibles, net of tax	22,965	6,518	7,180
Add: after-tax day one provision for credit losses on acquired loans (1)	46,926	—	—
Net income available to common shareholders before amortization of intangibles and excluding certain items	332,442	152,959	159,113
Average total shareholders’ equity	3,742,065	2,653,174	2,474,627
Less: average goodwill and other intangibles, net of deferred tax liability	(1,583,033)	(1,121,472)	(1,128,277)
Average tangible equity	$2,159,032	$1,531,702	$1,346,350
Return on average tangible equity, excluding certain items	15.40%	9.99%	11.82%
Average tangible common equity	$1,968,805	$1,387,218	$1,201,866
Return on average tangible common equity, excluding certain items	16.89%	11.03%	13.24%
Return on average assets, excluding certain items:
Net income available to common shareholders	$202,564	$141,385	$148,907
Add: after-tax restructuring and merger-related expenses (1)	59,987	5,056	3,026
Add: after-tax day one provision for credit losses on acquired loans (1)	46,926	—	—
Net income available to common shareholders, excluding certain items	309,477	146,441	151,933
Average total assets	$25,967,670	$18,122,625	$17,259,720
Return on average tangible assets, excluding certain items	1.19%	0.81%	0.88%
Return on average tangible assets, excluding after-tax restructuring and merger-related expenses:
Net income available to common shareholders	$202,564	$141,385	$148,907
Add: amortization of intangibles, net of tax	22,965	6,518	7,180
Add: after-tax restructuring and merger-related expenses (1)	59,987	5,056	3,026
Add: after-tax day one provision for credit losses on acquired loans (1)	46,926	—	—
Net income available to common shareholders, before amortization of intangibles and excluding certain items	332,442	152,959	159,113
Average total assets	25,967,670	18,122,625	17,259,720
Less: average goodwill and other intangibles, net of deferred tax liability	(1,583,033)	(1,121,472)	(1,128,277)
Average tangible assets	$24,384,637	$17,001,153	$16,131,443
Return on average tangible assets, excluding certain items	1.36%	0.90%	0.99%
Dividend payout ratio, excluding certain items:
Dividends declared per common share	$1.49	$1.45	$1.41
Net income per common share - diluted	2.23	2.26	2.51
Add: after-tax restructuring and merger-related expenses per diluted share (1)	0.66	0.08	0.05
Add: after-tax day one provision for credit losses on acquired loans (1)	0.51	—	—
Net income per common share - diluted, excluding certain items	$3.40	$2.34	$2.56
Dividend payout ratio, excluding certain items	43.82	61.97	55.08

(1) Tax effected at 21% for all periods presented.

	For the years ended December 31,
(dollars in thousands, except per share amounts)	2025	2024	2023
Pre-tax, pre-provision income, excluding restructuring and merger-related expenses:
Income before provision for income taxes	$279,238	$185,114	$194,049
Add: provision for credit losses	77,242	19,206	17,734
Add: restructuring and merger-related expenses	75,933	6,400	3,830
Pre-tax, pre-provision income	432,413	210,720	215,613

Pre-tax, pre-provision income per common share - diluted
Net income per common share - diluted	$2.23	$2.26	$2.51
Add: provision for income taxes	0.61	0.55	0.60
Add: provision for credit losses	0.85	0.30	0.29
Add: preferred dividends	0.23	0.16	0.17
Add: restructuring and merger-related expenses	0.83	0.10	0.06
Pre-tax, pre-provision income per common share - diluted	$4.75	$3.36	$3.63

RESULTS OF OPERATIONS

EARNINGS SUMMARY

For the year ended December 31, 2025, net income available to common shareholders was $202.6 million, or $2.23 per diluted share, compared to $141.4 million, or $2.26 per diluted share for the year ended December 31, 2024. Net income available to common shareholders for the year ended December 31, 2025 increased 43.3% compared to 2024, while diluted per share earnings decreased 1.3%.

For the year ended December 31, 2025, net interest income increased $336.1 million or 70.3% from 2024, primarily due to a combination of higher loan and securities yields and lower funding costs. This also resulted in an increase in the net interest margin of 57 basis points to 3.53% in 2025 as compared to 2024. Average loan balances increased 47.3% in 2025, primarily due to the PFC acquisition, while average investment securities increased 22.6% over the same period. Total average deposits increased in 2025 by $6.5 billion or 47.6% compared to 2024, due to customer preferences in the current interest rate environment and deposit gathering initiatives implemented by management.

In 2025, non-interest income increased $38.8 million or 30.3% compared to 2024. This increase was primarily due to the PFC acquisition, resulting in increases to substantially all line items. Non-interest expense, excluding merger-related and restructuring expense, in 2025 increased $153.2 million or 38.7% compared to 2024, due to the addition of the PFC expense base. Additionally, the efficiency ratio (non-GAAP measure) decreased in 2025 to 52.9% from 63.6% in 2024 as income growth following the acquisition increased at a faster pace than that of expense.

The provision for federal and state income taxes increased to $56.1 million in 2025 compared to $33.6 million in 2024, due primarily to higher pre-tax income in 2025. The effective tax rate was 20.1% and 18.2% for the years ended December 31, 2025 and 2024, respectively. Wesbanco recognized $3.9 million and $3.8 million in New Markets Tax Credits for the years ended December 31, 2025 and 2024, respectively.

TABLE 1. NET INTEREST INCOME

	For the years ended December 31,
(dollars in thousands)	2025	2024	2023
Net interest income	$814,300	$478,208	$481,338
Taxable-equivalent adjustments to net interest income	4,971	4,808	5,005
Net interest income, fully taxable-equivalent	$819,271	$483,016	$486,343
Net interest spread, non-taxable-equivalent	2.76%	2.00%	2.35%
Benefit of net non-interest bearing liabilities	0.75%	0.93%	0.76%
Net interest margin	3.51%	2.93%	3.11%
Taxable-equivalent adjustment	0.02%	0.03%	0.03%
Net interest margin, fully taxable-equivalent	3.53%	2.96%	3.14%

Net interest income, which is Wesbanco’s largest source of revenue, is the difference between interest income on earning assets, primarily loans and securities, and interest expense on liabilities, primarily deposits and short and long-term borrowings. Net interest income is affected by the general level of, and changes in interest rates, the steepness and shape of the yield curve, changes in the amount and composition of interest earning assets and interest bearing liabilities, as well as the frequency of repricing of existing assets and liabilities. Net interest income increased $336.1 million or 70.3% in 2025 compared to 2024, primarily due to the acquisition of PFC, resulting in an increase in earning asset balances. Rates generally remained elevated in 2025, though the federal funds rates decreased 75 basis points in the fourth quarter of 2025. Total average deposits, excluding CDs, increased in 2025 by $5.2 billion or 42.9% compared to 2024, due to the acquisition of PFC and the success of deposit gathering and retention. The cost of interest bearing deposits decreased by 22 basis points and the cost of total liabilities decreased by 35 basis points from 2024 to 2025. The decrease in the cost is primarily due to the effect of the previously mentioned federal funds rate decreases on the rates paid on interest bearing demand deposits, customer repurchase agreements, term Federal Home Loan Bank ("FHLB") borrowings and junior subordinated debentures.

Interest income increased $446.3 million or 54.1% in 2025 compared to 2024 due to the acquisition of PFC. Earning asset yields were influenced positively in 2025 compared to 2024 from the acquired PFC assets at current market rates. Average loan balances increased $5.8 billion or 47.3% in 2025 compared to 2024, due to the acquisition of PFC and strong performance by banking teams across all markets. Loan yields increased by 28 basis points during 2025 to 6.11%. Loans provide the greatest impact on interest income and the yield on earning assets as they have the largest balance and the highest yield within major earning asset categories. In 2025, average loans represented 77.3% of average earning assets, an increase from 74.8% in 2024. Taxable securities yields increased by 68 basis points in 2025 due to higher yields on new purchases and addition of the PFC securities. Tax-exempt securities yields increased by 15 basis points in 2025 from 2024. The average balance of tax-exempt securities, which have the highest yields within securities, decreased from 20.5% of total average securities in 2024 to 16.5% of total average securities in 2025.

Interest expense increased $110.2 million in 2025 as compared to 2024, due to the acquisition of PFC. The cost of interest bearing liabilities decreased by 35 basis points from 2024 to 2.72% in 2025. Average interest bearing deposits increased by $5.3 billion or 54.2% from 2024 to 2025. The rate on interest bearing deposits decreased 22 basis points to 2.50% in 2025 as compared to 2024, primarily from decreases in rates on interest bearing demand deposits, money market accounts and savings deposits. Average non-interest bearing demand deposit balances increased from 2024 to 2025 by $1.2 billion or 31.1%, and were 25.2% of total average deposits at December 31, 2025, compared to 28.4% at December 31, 2024. The average balance of FHLB borrowings increased by $0.2 billion from 2024 to 2025 to maintain liquidity needs. New lower-rate borrowings taken out in 2025 decreased the average rate by 96 basis points to 4.41% from 5.37% in 2024. Subordinated and junior subordinated debt average balances increased $65.5 million from 2024 to 2025, due to the acquired PFC debt, with an average rate of 5.81% in 2025.

TABLE 2. AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS

	For the years ended December 31,
	2025			2024			2023
(dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
ASSETS
Due from banks-interest bearing	$719,247	$33,525	4.66%	$409,900	$22,449	5.48%	$348,109	$18,918	5.43%
Loans, net of unearned income (1)	17,943,698	1,097,203	6.11%	12,185,386	709,802	5.83%	11,132,618	596,852	5.36%
Securities: (2)
Taxable	3,729,244	116,342	3.12%	2,894,993	70,559	2.44%	3,150,781	73,449	2.33%
Tax-exempt (3)	736,998	23,673	3.21%	748,304	22,897	3.06%	783,697	23,835	3.04%
Total securities	4,466,242	140,015	3.13%	3,643,297	93,456	2.57%	3,934,478	97,284	2.47%
Other earning assets	70,891	6,168	8.70%	57,845	4,742	8.20%	55,368	3,467	6.26%
Total earning assets (3)	23,200,078	1,276,911	5.50%	16,296,428	830,449	5.10%	15,470,573	716,521	4.63%
Other assets	2,767,592			1,826,197			1,789,147
Total Assets	$25,967,670			$18,122,625			$17,259,720
LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing demand deposits	$4,779,261	$120,953	2.53%	$3,604,463	$107,700	2.99%	$3,243,786	$72,866	2.25%
Money market accounts	4,506,303	131,839	2.93%	2,259,882	72,899	3.23%	1,763,921	36,616	2.08%
Savings deposits	3,008,218	35,176	1.17%	2,422,859	31,066	1.28%	2,655,105	23,869	0.90%
Certificates of deposit	2,748,131	87,788	3.19%	1,467,738	53,236	3.63%	1,008,950	18,472	1.83%
Total interest bearing deposits	15,041,913	375,756	2.50%	9,754,942	264,901	2.72%	8,671,762	151,823	1.75%
Federal Home Loan Bank borrowings	1,325,871	58,434	4.41%	1,164,344	62,489	5.37%	1,138,247	59,318	5.21%
Repurchase agreements	126,726	3,433	2.71%	125,534	3,953	3.15%	115,817	2,545	2.20%
Subordinated debt and junior subordinated debt	344,691	20,017	5.81%	279,189	16,090	5.76%	281,788	16,492	5.85%
Total interest bearing liabilities (4)	16,839,201	457,640	2.72%	11,324,009	347,433	3.07%	10,207,614	230,178	2.25%
Non-interest bearing demand deposits	5,064,560			3,863,366			4,316,245
Other liabilities	321,844			282,076			261,234
Shareholders’ equity	3,742,065			2,653,174			2,474,627
Total Liabilities and Shareholders’ Equity	$25,967,670			$18,122,625			$17,259,720
Taxable equivalent net interest spread			2.79%			2.03%			2.38%
Taxable equivalent net interest margin (3)		$819,271	3.53%		$483,016	2.96%		$486,343	3.14%

(1)
Gross of the allowance for credit losses, net of unearned income and includes non-accrual loans and loans held for sale. Loan fees included in interest income on loans were $7.0 million, $2.9 million and $2.7 million for the years ended December 31, 2025, 2024 and 2023, respectively. Additionally, loan accretion included in interest income on loans acquired from prior acquisitions was $55.3 million, $3.1 million and $4.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.
(2)
Average yields on securities available-for-sale have been calculated based on amortized cost.
(3)
Taxable equivalent basis is calculated on tax-exempt securities using a rate of 21% for all periods presented.
(4)
Accretion on interest bearing liabilities acquired from prior acquisitions was $10.3 million, $0.2 million and $0.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.

TABLE 3. RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE (1)

	2025 Compared to 2024			2024 Compared to 2023
(in thousands)	Volume	Rate	Net Increase (Decrease)	Volume	Rate	Net Increase (Decrease)
Increase (decrease) in interest income:
Due from banks—interest bearing	$14,835	$(3,759)	$11,076	$3,383	$148	$3,531
Loans, net of unearned income	350,515	36,886	387,401	58,992	53,958	112,950
Taxable securities	23,221	22,562	45,783	(6,137)	3,247	(2,890)
Tax-exempt securities (2)	(350)	1,126	776	(1,082)	144	(938)
Other earning assets	1,121	305	1,426	161	1,114	1,275
Total interest income change (2)	389,342	57,120	446,462	55,317	58,611	113,928
Increase (decrease) in interest expense:
Interest bearing demand deposits	31,447	(18,194)	13,253	8,776	26,058	34,834
Money market	66,300	(7,360)	58,940	12,215	24,068	36,283
Savings deposits	7,021	(2,911)	4,110	(2,239)	9,436	7,197
Certificates of deposit	41,568	(7,016)	34,552	11,009	23,755	34,764
Federal Home Loan Bank borrowings	7,992	(12,047)	(4,055)	1,378	1,793	3,171
Other short-term borrowings	37	(557)	(520)	229	1,179	1,408
Subordinated debt and junior subordinated debt	3,803	124	3,927	(151)	(251)	(402)
Total interest expense change	158,168	(47,961)	110,207	31,217	86,038	117,255
Net interest income (decrease) increase (2)	$231,174	$105,081	$336,255	$24,100	$(27,427)	$(3,327)

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

PROVISION FOR CREDIT LOSSES - LOANS

The provision for credit losses – loans is the amount to be added to the allowance for credit losses – loans after net charge-offs have been deducted to bring the allowance to a level considered appropriate to absorb lifetime expected losses for all portfolio loans. The provision for credit losses – loan commitments is the amount to be added to the allowance for credit losses for loan commitments to bring that allowance to a level considered appropriate to absorb lifetime expected losses on unfunded loan commitments. The provision for credit losses - loans and loan commitments was $77.2 million in 2025 compared to $19.3 million in 2024, primarily due to $59.4 million in initial provision expense recorded for the PFC acquired loans. Additionally, loan growth, changes in macroeconomic conditions over the reasonable and supportable forecast period of one year, and an increase in individually evaluated loans contributed to the increase in provision. Non-performing loans were 0.48% of total loans as of December 31, 2025, and increased from 0.31% of total loans at the end of 2024. Non-performing assets were 0.48% of total loans and other real estate and repossessed assets as of December 31, 2025, increasing from 0.32% at the end of 2024. Criticized and classified loans were 3.15% of total loans, increasing from 2.80% as of December 31, 2024, primarily due to downgrades within the CRE portfolio. Past due loans at December 31, 2025 were 0.67% of total loans, compared to 0.47% at December 31, 2024. (Please see the Credit Quality and Allowance for Credit Losses – Loans and Loan Commitments section of this MD&A for additional discussion).

TABLE 4. NON-INTEREST INCOME

	For the years ended December 31,
(dollars in thousands)	2025	2024	$ Change	% Change
Trust fees	$37,087	$30,676	$6,411	20.9
Service charges on deposits	41,392	29,979	11,413	38.1
Digital banking income	26,475	19,953	6,522	32.7
Net swap fee and valuation income	8,896	5,941	2,955	49.7
Net securities brokerage revenue	11,846	10,238	1,608	15.7
Bank-owned life insurance	15,101	9,544	5,557	58.2
Mortgage banking income	6,194	4,270	1,924	45.1
Net securities gains	3,379	1,408	1,971	140.0
Net (losses)/gains on other real estate owned and other assets	(424)	142	(566)	(398.6)
Net insurance services revenue	3,985	3,651	334	9.1
Payment processing fees	3,401	3,504	(103)	(2.9)
Other	9,423	8,677	746	8.6
Total non-interest income	$166,755	$127,983	$38,772	30.3

Non-interest income is a significant source of revenue and an important part of Wesbanco’s results of operations, as it represented 17.0% and 21.1% of total revenue for 2025 and 2024, respectively. Wesbanco offers its customers a wide range of retail, commercial, investment and electronic banking services, which are viewed as a vital component of Wesbanco’s ability to attract and maintain customers, as well as providing additional fee income beyond normal spread-related income to Wesbanco. Non-interest income increased $38.8 million or 30.3% in 2025 compared to 2024, primarily due to increases in trust fees, service charges on deposits, digital banking income, net swap fee and valuation income, bank-owned life insurance, net securities gains, and mortgage banking income. The increases were slightly offset by a decrease in net gains on other real estate owned and other assets and payment processing fees.

Trust fees increased $6.4 million or 20.9% in 2025 compared to 2024, due to the addition of PFC trust clients, market value appreciation, and organic growth. Trust assets of $7.9 billion at December 31, 2025, increased from $6.0 billion at December 31, 2024. As of December 31, 2025, trust assets include managed assets of $6.2 billion and non-managed (custodial) assets of $1.7 billion. Assets managed for the WesMark Funds, a proprietary group of mutual funds that is advised by Wesbanco Trust and Investment Services, were $0.9 billion as of both December 31, 2025 and December 31, 2024, and are included in managed assets.

Service charges on deposits increased $11.4 million or 38.1% in 2025 compared to 2024, due to the addition of PFC, fee income from new products and services, including treasury management services, and increased general spending.

Digital banking income increased $6.5 million or 32.7% in 2025 compared to 2024, due to higher volumes primarily associated with Wesbanco's larger customer base due to the PFC acquisition and organic growth.

Net swap fee and valuation income, which includes fair value adjustments, increased $3.0 million or 49.7% in 2025 compared to 2024, mostly due to an increase in swap fee income from the execution of new swaps. In 2025, new swaps totaled $916.1 million in notional principal resulting in $10.0 million in fee income, compared to new swaps totaling $494.8 million in notional principal resulting in $4.9 million in fee income in 2024. Fair market value adjustments on swaps in 2025 totaled a negative $1.1 million as compared to a positive $1.0 million in 2024.

Bank-owned life insurance increased $5.6 million or 58.2% in 2025 compared to 2024, due to the addition of PFC.

Net securities gains include both gains and losses on investment security transactions as well as market value adjustments on Wesbanco’s deferred compensation plan. For 2025, net securities gains increased $2.0 million or 140.0% compared to 2024, mostly due to a $1.7 million increase in market adjustments on the deferred compensation plan in 2025 compared to 2024.

Mortgage banking income increased $1.9 million or 45.1% in 2025 compared to 2024, due to a 39.3% year-over-year increase in salable residential mortgage originations primarily related to the larger customer base. In 2025, $428.8 million in mortgages were sold into the secondary market as compared to $307.8 million in 2024. Included in mortgage banking income are losses of $0.5 million and $0.1 million from the fair value adjustments on mortgage loan commitments and related derivatives for 2025 and 2024, respectively.

Net gains on other real estate owned and other assets decreased $0.6 million in 2025 compared to 2024, due to a $1.0 million loss on the sale of assets this year compared to a $0.1 million gain in 2024. This is offset by an increase of $0.6 million in the sale of OREO and repossessed assets.

TABLE 5. NON-INTEREST EXPENSE

	For the years ended December 31,
(dollars in thousands)	2025	2024	$ Change	% Change
Salaries and wages	$230,977	$177,516	$53,461	30.1
Employee benefits	67,015	46,141	20,874	45.2
Net occupancy	33,237	25,157	8,080	32.1
Equipment and software	62,612	41,303	21,309	51.6
Marketing	9,861	9,764	97	1.0
FDIC insurance	20,897	14,215	6,682	47.0
Amortization of intangible assets	29,070	8,251	20,819	252.3
Restructuring and merger-related expenses	75,933	6,400	69,533	1,086.5
Professional fees	26,047	19,020	7,027	36.9
Franchise and other miscellaneous taxes	19,151	12,986	6,165	47.5
ATM and electronic banking interchange expenses	6,924	6,019	905	15.0
Communications	5,917	4,718	1,199	25.4
Other real estate owned and foreclosure expenses	434	266	168	63.2
Postage, supplies and other	36,500	30,115	6,385	21.2
Total non-interest expense	$624,575	$401,871	$222,704	55.4

Non-interest expense in 2025, excluding restructuring and merger-related expenses, increased $153.2 million or 38.7% compared to 2024. The primary drivers of this increase were higher salaries and wages, employee benefits, net occupancy, equipment and software costs, amortization of intangible assets, FDIC insurance, professional fees, franchise and other miscellaneous tax, and postage, supplies and other. Restructuring and merger related expenses of $75.9 million in 2025 and $6.4 million in 2024 were attributable to the PFC acquisition and continued branch optimization.

Salaries and wages increased $53.5 million or 30.1% in 2025 compared to 2024, mostly due to the addition of approximately 900 PFC employees.

Employee benefits increased $20.9 million or 45.2% in 2025 compared to 2024 due to higher staffing levels and higher health insurance costs.

Net occupancy increased $8.1 million or 32.1% in 2025 compared to 2024 due to an increase in general building maintenance, lease payments, utilities, and depreciation primarily from the acquisition of PFC which added 73 branches.

Equipment and software costs increased $21.3 million or 51.6% in 2025 compared to 2024, due primarily to an increase in volume-based costs attributable to the addition of PFC including the additional cost of operating two core systems until the conversion to one platform in mid-May.

FDIC insurance increased $6.7 million or 47.0% in 2025 compared to 2024, due to our larger assessment base from the PFC acquisition.

Amortization of intangible assets increased $20.8 million in 2025 compared to 2024 due to the core deposit intangible asset and the trust relationship intangible asset that was created from the acquisition of PFC.

Restructuring and merger-related expenses increased $69.5 million in 2025 compared to 2024, primarily due to expenses incurred for the acquisition of PFC and costs associated with the financial center optimization.

Professional fees increased $7.0 million or 36.9% in 2025 compared to 2024, due to an increase in other professional fees, consultants fees, retail and consumer loan origination fees, and legal fees primarily due to the acquisition of PFC. These are partially offset by a decrease in home equity origination fees.

Franchise and other miscellaneous taxes increased $6.2 million or 47.5% in 2025 compared to 2024, due to PFC's large footprint in Ohio, which led to higher Ohio franchise tax. Other local taxes also increased as our expanded market size resulted in falling under additional local tax jurisdictions.

Supplies, postage and other operating expense increased $6.4 million or 21.2% in 2025 as compared to 2024, primarily due to an increase in travel & entertainment, external statements printing, shipping costs, and other miscellaneous expenses.

INCOME TAXES

The provision for federal and state income taxes increased to $56.1 million in 2025 compared to $33.6 million in 2024, due primarily to higher pre-tax income in 2025. The effective tax rate was 20.1% and 18.2% for the years ended December 31, 2025 and 2024, respectively. The effective income tax rate increased due to the lower proportion of tax-exempt interest income on loans and securities in 2025 compared to 2024 as well as higher non-deductible expenses.

FINANCIAL CONDITION

Total assets, deposits and shareholders' equity increased 48.2%, 53.3% and 44.5%, respectively, at December 31, 2025 compared to December 31, 2024. Total securities increased $1.0 billion or 30.4% from December 31, 2024 to December 31, 2025, due primarily to the acquired PFC investment portfolio. Total portfolio loans increased $6.6 billion or 51.9% in 2025 due to the acquired PFC loan portfolio as well as organic loan growth resulting from the strong performance from our commercial and residential lending teams. Total deposits increased $7.5 billion or 53.3% from year end 2024 reflecting the benefit of the acquired PFC deposit portfolio as well as organic growth resulting from the deposit gathering and retention efforts by our retail and commercial teams. Reflecting the impact of an elevated federal funds rate, there continued to be some mix shift in the composition of total deposits; however, total demand deposits continue to represent 49% of total deposits, with the non-interest bearing component representing 25%, which remains consistent with the percentage range since early 2020.

Deposit balances were also somewhat impacted by bonus and royalty payments from Marcellus and Utica shale energy companies in Wesbanco’s southwestern Pennsylvania, eastern Ohio and northern West Virginia markets. The increase in certificates of deposit of $1.1 billion is primarily due to the acquired PFC CD portfolio and customers' preferences during the current interest rate environment. Total borrowings increased 10.0% or $147.8 million during 2025, as deposit growth increased and required less funding generated through FHLB borrowings.

Total shareholders’ equity increased $1.2 billion or 44.5%, compared to December 31, 2024, primarily due to the purchase of PFC and the common stock issued, net income of $202.6 million for the year ended December 31, 2025, and a $85.3 million other comprehensive gain exceeding the declaration of common and preferred shareholder dividends totaling $141.8 million and $15.0 million, respectively.

SECURITIES

TABLE 6. COMPOSITION OF SECURITIES (1)

	December 31,
(dollars in thousands)	2025	2024	$ Change	% Change
Equity securities (at fair value)	$30,809	$13,427	$17,382	129.5
Available-for-sale debt securities (at fair value)
U.S. Treasury	196,857	146,113	50,744	34.7
U.S. Government sponsored entities and agencies	222,997	194,242	28,755	14.8
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	2,610,448	1,593,441	1,017,007	63.8
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	63,615	231,782	(168,167)	(72.6)
Asset backed securities	68,935	—	68,935	100.0
Obligations of states and political subdivisions	73,188	68,620	4,568	6.7
Corporate debt securities	52,292	11,874	40,418	340.4
Total available-for-sale debt securities	$3,288,332	$2,246,072	$1,042,260	46.4
Held-to-maturity debt securities (at amortized cost)
U.S. Government sponsored entities and agencies	$2,341	$2,988	$(647)	(21.7)
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	27,014	32,803	(5,789)	(17.6)
Obligations of states and political subdivisions	1,100,788	1,098,957	1,831	0.2
Corporate debt securities	1,971	18,158	(16,187)	(89.1)
Total held-to-maturity debt securities (2)	$1,132,114	$1,152,906	$(20,792)	(1.8)
Total securities	$4,451,255	$3,412,405	$1,038,850	30.4
Available-for-sale and equity securities:
Weighted average yield at the respective year-end (3)	3.36%	2.54%
As a % of total securities	74.6%	66.2%
Weighted average life (in years)	5.7	6.2
Held-to-maturity securities:
Weighted average yield at the respective year-end (3)	3.05%	2.96%
As a % of total securities	25.4%	33.8%
Weighted average life (in years)	7.3	8.4
Total securities:
Weighted average yield at the respective year-end (3)	3.28%	2.67%
As a % of total securities	100.0%	100.0%
Weighted average life (in years)	6.1	6.9

(1)
At December 31, 2025 and December 31, 2024, there were no holdings of any one issuer, other than U.S. government sponsored entities and its agencies, in an amount greater than 10% of Wesbanco’s shareholders’ equity.
(2)
Total held-to-maturity debt securities are presented on the Consolidated Balance Sheets net of their allowance for credit losses totaling $0.2 million and $0.1 million at December 31, 2025 and December 31, 2024, respectively.
(3)
Weighted average yields have been calculated on a taxable-equivalent basis using the federal statutory tax rate of 21%.

Total investment securities, which are a source of liquidity for Wesbanco as well as a contributor to interest income, increased by $1.0 billion or 30.4% from December 31, 2024 to December 31, 2025. Throughout the year, the available-for-sale portfolio increased by $1.0 billion or 46.4%, primarily due to the PFC acquisition of $1.1 billion and $1.4 billion in purchases, offset by $961.6 million in sales, $429.9 million in paydowns, $209.0 million in maturities and calls and a decrease of $110.6 million in unrealized losses. The held-to-maturity portfolio decreased by $20.8 million or 1.8% due primarily to maturities and calls of corporate debt securities. The weighted average yield of the portfolio increased 61 basis points from 2.67% at December 31, 2024 to 3.28% at December 31, 2025, primarily due to the assets acquired in the PFC acquisition at current market rates.

Total gross unrealized securities losses decreased $141.5 million, from $441.7 million as of December 31, 2024 to $300.2 million at December 31, 2025. The decrease in unrealized losses from December 31, 2024 was due to a decrease in market rates throughout 2025 causing market prices to increase on the investment portfolio. Wesbanco believes that none of the unrealized losses on available-for-sale debt securities at December 31, 2025 require an allowance for credit losses. Please refer to Note 4, “Securities,” of the Consolidated Financial Statements for additional information. Wesbanco does not have any investments in private mortgage-backed securities or those that are collateralized by sub-prime mortgages, nor does Wesbanco have any exposure to collateralized debt obligations or government-sponsored enterprise preferred stocks.

Net unrealized losses on available-for-sale securities included in accumulated other comprehensive income, net of tax, as of December 31, 2025, and December 31, 2024 were $139.5 million and $223.8 million, respectively. These net unrealized pre-tax losses represent temporary fluctuations resulting from changes in market rates in relation to fixed yields in the available-for-sale portfolio, and on an after-tax basis are accounted for as an adjustment to other comprehensive income in shareholders’ equity. Net unrealized pre-tax losses in the held-to-maturity portfolio, which are not accounted for in other comprehensive income, were $96.2 million at December 31, 2025, compared to $146.1 million at December 31, 2024. With approximately 25% of the investment portfolio in the held-to-maturity category, the recent volatility in interest rates does not have as much of an impact on other comprehensive income as if the entire portfolio were included in the available-for-sale category.

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

The corporate and municipal bonds in Wesbanco’s held-to-maturity debt portfolio are analyzed quarterly to determine if an allowance for current expected credit losses is warranted. Wesbanco uses a database of historical financials of all corporate and municipal issuers and actual historic default and recovery rates on rated and non-rated transactions to estimate expected credit losses on an individual security basis. The expected credit losses are adjusted quarterly and are recorded in an allowance for expected credit losses on the balance sheet, which is deducted from the amortized cost basis of the held-to-maturity portfolio as a contra asset. The losses are recorded on the income statement in the provision for credit losses. Accrued interest receivable on held-to-maturity securities, which was $8.2 million and $8.4 million as of December 31, 2025 and 2024, respectively, is excluded from the estimate of credit losses. Held-to-maturity investments in U.S. Government sponsored entities and agencies as well as mortgage-backed securities and collateralized mortgage obligations, which are all either issued by a direct governmental entity or a government-sponsored entity, have no historical evidence supporting expected credit losses; therefore, Wesbanco has estimated these losses at zero, and will monitor this assumption in the future for any economic or governmental policies that could affect this assumption. Wesbanco recorded an allowance on held-to-maturity debt securities of $0.2 and $0.1 million as of December 31, 2025 and 2024, respectively.

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

Cost-method investments consist primarily of FHLB of Pittsburgh and Cincinnati stock totaling $58.5 million and $48.2 million at December 31, 2025 and 2024, respectively, and are included in other assets in the Consolidated Balance Sheets.

TABLE 7. MATURITY DISTRIBUTION AND YIELD ANALYSIS OF SECURITIES

The following table presents the tax-equivalent yields of held-to-maturity debt securities by contractual maturity at December 31, 2025. In some instances, the issuers may have the right to call or prepay obligations without penalty prior to the contractual maturity date.

	One Year or Less	One to Five Years	Five to Ten Years	Over Ten Years	Mortgage-backed securities	Total
Weighted-average yield (1):
U.S. Government sponsored entities and agencies	—	—	—	—	2.01%	2.01%
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies (2)	—	—	—	—	2.74%	2.74%
Obligations of states and political subdivisions (3)	4.23%	3.64%	2.96%	2.84%	—	3.04%
Corporate debt securities	—	6.07%	—	—	—	6.07%
Total weighted average yield	4.23%	3.67%	2.96%	2.84%	2.68%	3.05%

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

Wesbanco’s municipal portfolio comprises 26.4% of the overall securities portfolio as of December 31, 2025 compared to 34.2% as of December 31, 2024, which carries different risks that are not as prevalent in other security types contained in the portfolio. The following table presents the allocation of the individual bonds in the municipal bond portfolio based on the combined ratings of two major bond credit rating agencies (at fair value):

TABLE 8. MUNICIPAL BOND RATINGS

	December 31, 2025		December 31, 2024
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Municipal bonds (at fair value) (1):
Investment Grade - Prime	$120,871	11.2	$103,033	10.0
Investment Grade - High	853,961	79.1	823,832	80.4
Investment Grade - Upper Medium	98,169	9.1	90,993	8.9
Investment Grade - Lower Medium	280	-	2,771	0.3
Not rated	6,145	0.6	3,982	0.4
Total municipal bond portfolio	$1,079,426	100.0	$1,024,611	100.0

(1)
The lowest available rating was used when placing the bond into a category in the table.

Wesbanco’s municipal bond portfolio at December 31, 2025, consists of $383.9 million of taxable and $695.6 million of tax-exempt general obligation and revenue bonds. The following table presents additional information regarding the municipal bond type and issuer (at fair value):

TABLE 9. COMPOSITION OF MUNICIPAL SECURITIES

	December 31, 2025		December 31, 2024
(dollars in thousands)	Amount	% of Total	Amount	% of Total
Municipal bond type:
General Obligation	$778,263	72.1	$747,825	73.0
Revenue	301,163	27.9	276,786	27.0
Total municipal bond portfolio	$1,079,426	100.0	$1,024,611	100.0
Municipal bond issuer:
State Issued	$81,539	7.6	$60,841	5.9
Local Issued	997,887	92.4	963,770	94.1
Total municipal bond portfolio	$1,079,426	100.0	$1,024,611	100.0

Wesbanco’s municipal bond portfolio is broadly spread across the United States. The following table presents the top five states of municipal bond concentration based on total fair value at December 31, 2025:

TABLE 10. CONCENTRATION OF MUNICIPAL SECURITIES

	December 31, 2025
(dollars in thousands)	Fair Value	% of Total
California (1)	$209,359	19.3
Pennsylvania	199,351	18.5
Ohio	90,476	8.4
Texas	87,108	8.1
Illinois (2)	40,230	3.7
All other states (3)	452,902	42.0
Total municipal bond portfolio	$1,079,426	100.0

(1) California state issued municipal obligations comprise less than 1% of Wesbanco's total California bond holdings.

(2) Contains no state issued Illinois municipal obligations.

(3) Contains obligations in the state of West Virginia totaling $34.4 million or 3.2% of the total municipal portfolio.

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

Loans and loan commitments are summarized in Table 11.

TABLE 11. LOANS AND COMMITMENTS

	December 31,
	2025			2024
(dollars in thousands)	Balance	Commitments	Exposure	Balance	Commitments	Exposure
LOANS
Commercial real estate:
Land and construction	$1,783,637	$1,094,527	$2,878,164	$1,352,083	$1,110,206	$2,462,289
Improved property	9,155,197	360,869	9,516,066	5,974,598	226,649	6,201,247
Total commercial real estate	10,938,834	1,455,396	12,394,230	7,326,681	1,336,855	8,663,536
Commercial and industrial	2,863,893	2,574,332	5,438,225	1,787,277	1,697,998	3,485,275
Total commercial loans	13,802,727	4,029,728	17,832,455	9,113,958	3,034,853	12,148,811
Residential real estate	3,938,585	191,217	4,129,802	2,520,086	164,976	2,685,062
Home equity lines of credit	1,129,394	1,447,579	2,576,973	821,110	1,135,731	1,956,841
Consumer	355,726	68,070	423,796	201,275	37,988	239,263
Total retail loans	5,423,705	1,706,866	7,130,571	3,542,471	1,338,695	4,881,166
Total portfolio loans	19,226,432	5,736,594	24,963,026	12,656,429	4,373,548	17,029,977
Loans held for sale	87,454	56,653	144,107	18,695	16,619	35,314
Deposit overdraft limits	—	556,063	556,063	—	387,591	387,591
Total loans	$19,313,886	$6,349,310	$25,663,196	$12,675,124	$4,777,758	$17,452,882
Letters of credit included above		$56,030			$47,879

Total portfolio loans increased $6.6 billion or 51.9% from December 31, 2024 to December 31, 2025, due primarily to the PFC acquisition. Commercial real estate loans increased $3.6 billion or 49.3%, as improved property increased 53.2% and land and construction loans increased 31.9%. Commercial and industrial loans increased $1.1 billion or 60.2%. Retail loans also increased throughout the year, as residential real estate loans increased $1.4 billion or 56.3% and home equity loans increased $308.3 million or 37.5%, while consumer loans increased $154.5 million or 76.7%. Portfolio loans are presented in the Consolidated Balance Sheets net of deferred loan fees and costs and discounts on purchased loans. The net deferred loan costs were $13.9 million and $11.9 million as of December 31, 2025 and 2024, respectively. Wesbanco conducts a deferred loan cost study to determine the allowable costs to be deferred over the life of the loan. Wesbanco’s deferred costs have continued to increase at a faster rate than the related customer deferred fee income causing the balance of the deferred loan costs to outweigh the deferred loan fees, primarily from home equity lines of credit, which have little fee income. Purchased loan discounts from acquisitions included in the portfolio loan balances were $302.4 million and $10.5 million as of December 31, 2025 and 2024, respectively. Loan accretion included in interest income on loans acquired from prior acquisitions was $55.3 million and $3.1 million for the years ended December 31, 2025 and 2024, respectively.

CRE loans at December 31, 2025 represent a significant component of the loan portfolio at 56.9%, a decrease of 1.0% as compared to CRE balances at December 31, 2024. CRE—land and construction loan balances increased $431.6 million or 31.9% from December 31, 2024 to December 31, 2025, while CRE—improved property loans increased $3.2 billion or 53.2% during the same period.

C&I loans increased $1.1 billion or 60.2% from December 31, 2024 to December 31, 2025. The availability under lines of credit within C&I loans decreased slightly from 65.1% at December 31, 2024 to 62.2% of total C&I revolving lines of credit exposure as of December 31, 2025.

Residential real estate mortgage loans increased $1.4 billion from December 31, 2024 to December 31, 2025. Wesbanco retained approximately 49% of mortgages by dollar volume originated in 2025 for the portfolio compared to 50% in 2024. Percentages of loans sold remain essentially the same from last year, as interest rates and margins on fixed rate mortgage loans changed little between the two periods.

HELOC loans increased $308.3 million or 37.5% from December 31, 2024 to December 31, 2025. Consumer loans increased $154.5 million or 76.7% from December 31, 2024 to December 31, 2025.

Total loan commitments increased $1.6 billion or 32.9% from December 31, 2024 to December 31, 2025, due to the PFC acquisition. Commitments in the C&I portfolio increased $876.3 million or 51.6%, CRE improved property increased $134.2 million or 59.2%, while CRE land and construction decreased $15.7 million or 1.4%. On the retail side, HELOC commitments increased $311.8 million or 27.5%, consumer increased $30.1 million or 79.2%, and residential real estate increased $26.2 million or 15.9%.

Geographic Distribution —Wesbanco extends credit primarily within the market areas where it has branch offices, markets adjacent thereto, or markets that have a loan production office. Loans outside of these markets are generally only made to established customers that have other business relationships with Wesbanco in its markets. Loans outside of Wesbanco’s markets represented approximately 7% of total loans at December 31, 2025 and 6% at December 31, 2024. These loans consist primarily of C&I, CRE-improved property and land and construction loans, residential real estate loans for second residences or vacation homes, consumer purpose lines of credit to wealth management customers, and automobile loans to family members of local customers.

The geographic distribution of the loan portfolio, excluding deposit overdraft limits and loans held for sale, is summarized in Table 12.

TABLE 12. GEOGRAPHIC DISTRIBUTION OF LOANS

	December 31, 2025 (1)
	Commercial Real Estate
(percentage of outstandings, rounded to nearest whole percent)	Land and Construction	Improved Property	Commercial and Industrial	Residential Real Estate	Home Equity Lines	Consumer	Total
Columbus OH MSA	12%	14%	9%	10%	10%	3%	12%
Other Ohio Locations	5	5	15	9	11	19	8
Washington-Arlington-Alexandria, DC-VA-MD-WV MSA	7	9	5	10	5	2	8
Pittsburgh PA MSA	2	6	6	11	14	4	7
Louisville-Jefferson KY IN MSA	6	7	5	2	5	1	6
Western Ohio MSAs	8	6	5	7	7	2	6
Baltimore-Columbia-Towson MD MSA	3	7	1	8	4	1	5
Cleveland OH MSA	5	5	9	6	1	2	5
Toledo OH MSA	3	4	5	2	3	4	4
Lexington – Fayette KY MSA	3	4	1	2	3	1	3
Other Indiana Locations	8	3	2	3	1	1	3
Other Kentucky Locations	2	3	2	2	6	2	3
Other West Virginia Locations	3	2	4	3	5	6	3
Upper Ohio Valley MSAs	—	2	7	3	7	10	3
Youngstown-Warren OH MSA	2	2	3	3	4	19	3
Fort Wayne IN MSA	2	2	2	1	—	1	2
Huntington Ashland WV OH MSA	1	2	1	1	2	2	2
Morgantown WV MSA	—	2	1	4	3	1	2
Tennessee Locations	10	1	2	1	—	—	2
Ann Arbor MI MSA	2	—	—	1	—	—	1
California-Lexington Park MD MSA	—	1	2	—	1	—	1
Canton-Massillon, OH MSA	1	1	2	1	1	1	1
Lima OH MSA	—	1	2	1	1	1	1
Other Pennsylvania Locations	2	1	1	1	1	3	1
Parkersburg-Marietta-Vienna, WV-OH MSA	1	1	1	1	2	4	1
Frederick-Gaithersburg-Rockville MD MSA	—	—	1	—	—	—	—
Other Maryland Locations	—	—	—	2	—	—	—
Other Michigan Locations	1	—	—	—	1	1	—
Sandusky OH MSA	—	—	—	1	1	1	—
Adjacent States & Outside of Market	11	9	6	4	1	8	7
Total	100%	100%	100%	100%	100%	100%	100%

(1)
 Real estate secured loans are categorized based on the address of the collateral. All other loans are categorized based on the borrower’s address.

The Upper Ohio Valley Metropolitan Statistical Areas (“MSAs”) include the Wheeling, West Virginia and Weirton, West Virginia-Steubenville, Ohio MSAs. Other West Virginia locations include the Fairmont-Clarksburg and Charleston MSAs as well as communities that are not located within an MSA primarily in the northern, central and eastern parts of the state. The PFC acquisition greatly expanded Wesbanco’s footprint in Ohio and added Michigan locations, including the Ann Arbor MSA. Ohio MSAs including Cleveland, Toledo, Youngstown-Warren, and Lima have all been added through the PFC merger. The western Ohio MSAs include the Dayton-Springfield and the Cincinnati-Middletown MSAs. Other Ohio locations include communities in Ohio that are not located within an MSA, the majority of which are located in southeastern Ohio. Other Indiana locations include communities in Indiana that are not located within an MSA, the majority of which are located in southern Indiana. Tennessee locations are comprised of loan production offices in various cities, including Chattanooga and Knoxville. Other Kentucky locations include the Elizabethtown KY MSA along with other Kentucky locations that are not located within an MSA. Through the acquisition of OLBK, Wesbanco added the Baltimore-Columbia-Towson, MD MSA and the Washington DC-Arlington-Alexandria, VA MSA as well as other Maryland locations. Adjacent states include parts of Delaware and Virginia that are within close proximity to Wesbanco’s markets. Outside-of-market loans consist of loans in all other locations not included in any of the other defined areas and have remained relatively unchanged over the past few years.

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

Credit risk is also managed by closely monitoring delinquency levels, trends and initiating collection efforts at the earliest stage of delinquency. Wesbanco also monitors general economic conditions, including unemployment, housing activity and real estate values in its markets. Underwriting standards are modified when appropriate based on market conditions, the performance of one or more loan categories, and other external factors. An independent loan review function also performs periodic reviews of the portfolio to assess the adequacy and effectiveness of underwriting, loan documentation and portfolio administration.

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

Commercial loans are monitored for potential concentrations of loans to any one borrower or group of related borrowers. At December 31, 2025 Wesbanco’s legal lending limit to any single borrower or their related interests approximated $420 million. The ten largest commercial relationships combined ranged from $842.6 million to $1.1 billion during 2025. There were 26 relationships that exceeded $50 million at December 31, 2025. These large relationships generally consist of more than one loan to a borrower or their related entities and often have different primary repayment sources. The single largest relationship exposure approximated $151 million at December 31, 2025 and consists of multiple loans to a business relationship for multi-family apartment projects and land development in the real estate investment sector. The exposure is composed of a number of separate projects in various Ohio markets that are at differing stages of development.

Commercial loans, including renewals and extensions of maturity, are approved within a framework of individual lending authorities based on the total credit exposure of the borrower. Loans with credit exposure up to $300 thousand are based on scoring system. Loans with credit exposure greater than $300 thousand require the approval of a commercial banking executive or credit officer, and credit exposures greater than $5.0 million require approval of a credit officer that is not responsible for loan origination. Credit exposures greater than $40 million require approval of a centralized credit committee comprised of senior and executive management, credit officers and directors. Underwriters and credit officers do not receive incentive compensation based on loan origination volume. Commercial banking executives receive incentive compensation based on multiple factors that include loan origination, net growth in outstanding loan balances, fees, credit quality and portfolio administration requirements.

CRE – land and construction consists of loans to finance land for development, investment, use in a commercial business enterprise, agricultural or minerals extraction, construction of residential dwellings for resale, multi-family apartments and other commercial buildings that may be owner-occupied or income-generating investments for the owner. Construction loans generally are made only when Wesbanco also commits to the permanent financing of the project, has a takeout commitment from another lender for the permanent loan or the loan is expected to be repaid from the sale of subdivided property. However, even if Wesbanco has a takeout commitment, construction loans are underwritten as if Wesbanco will retain the loan upon completion of construction. In recent years, many construction loans that did or did not have a takeout commitment when the loan originated have been sold or refinanced in the secondary market immediately upon completion of construction, at times, resulting in significant unscheduled loan payoffs.

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

Commercial lines and letters of credit are generally categorized as C&I but may also be categorized as CRE—improved property loans or CRE—land and construction if they are secured primarily by real estate. Lines of credit typically require payment of interest-only with principal due on demand or at maturity. Interest rates on lines of credit are generally fully-adjustable based on an appropriate short-term index. Letters of credit typically require a periodic fee with principal and interest due on demand in the event the beneficiary of the letter requests an advance on the commitment. Lines of credit may also include a fee based on the amount of the line that is not advanced. Lines and letters of credit are generally renewable or may be cancelled annually by Wesbanco, but may also be committed for up to three years in some circumstances. Letters of credit may also require Wesbanco to notify the beneficiary within a specified time in the event Wesbanco does not intend to renew or extend the commitment.

Table 13 summarizes the distribution of maturities by rate type for all commercial loans.

TABLE 13. MATURITIES OF COMMERCIAL LOANS

	December 31, 2025
	Fixed Rate Loans					Variable Rate Loans
(in thousands)	In One Year or Less	After One Year Through Five Years	After Five Years Through Fifteen Years	After Fifteen Years	Total	In One Year or Less	After One Year Through Five Years	After Five Years Through Fifteen Years	After Fifteen Years	Total
Commercial real estate:
Land and construction	$11,958	$49,365	$70,384	$5,665	$137,372	$464,429	$777,146	$374,560	$30,130	$1,646,265
Improved property	313,742	1,309,485	679,190	15,774	2,318,191	890,641	3,174,561	2,505,273	266,531	6,837,006
Commercial and industrial	81,654	491,591	248,489	56,103	877,837	838,821	598,283	500,078	48,874	1,986,056
Total commercial loans	$407,354	$1,850,441	$998,063	$77,542	$3,333,400	$2,193,891	$4,549,990	$3,379,911	$345,535	$10,469,327

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

The type, age, condition and location of real estate as well as any environmental risks associated with the property are considered for both owner-occupied and investment CRE. Overall risk is mitigated by requiring borrowers to have adequate down payments or cash equity, thereby limiting the loan amount in relation to the lower of the cost or the market value of the property, unless there are sufficient mitigating factors that would reduce the risk of a higher loan-to-value. Market values are determined by obtaining current appraisals or evaluations, whichever is appropriate or required by banking regulations based on the amount financed prior to the loan being made. New appraisals or evaluations may be obtained throughout the life of each loan to more accurately assess current market value when the initial term of a loan is being extended, market conditions indicate that the property value may have declined, and/or the primary source of repayment is no longer adequate to repay the loan under its original terms. Environmental risk is further mitigated by requiring assessments performed by qualified inspectors whenever the current or previous uses of the property or any adjacent properties are likely to have resulted in contamination of the property financed.

CRE loan-to-value (“LTV”) ratios are generally limited to the maximum percentages prescribed by Wesbanco credit policy or banking regulations, which range from 65% for unimproved land to 85% for improved commercial property. Regulatory guidelines also limit the aggregate of CRE loans that exceed prescribed LTV ratios to 30% of the Bank’s total risk-based capital. The aggregate of all CRE loans and loan commitments that exceeded the regulatory guidelines approximated $391 million or 14% of the Bank’s total risk-based capital at December 31, 2025, compared to $237 million or 12% at December 31, 2024. Regardless of credit policy or regulatory guidelines, lower LTV ratios may be required for certain types of properties or when other factors exist that increase the risk of volatility in market values such as single or special-use properties that cannot be easily converted to other uses or may have limited marketability. Conversely, higher LTV ratios may be acceptable when there are other factors to adequately mitigate the risk.

The type and amount of collateral for C&I loans varies depending on the overall financial strength of the borrower, the amount and terms of the loan, and available collateral or guarantors. The level of pledged collateral can vary from unsecured to fully secured with various types of collateral. Unsecured credit is only extended to those borrowers and/or guarantors that exhibit consistently strong repayment capacity and the financial condition to withstand a temporary decline in their operating cash flows. Unsecured loans totaled $206 million and $195 million at December 31, 2025 and December 31, 2024, respectively. Loans can be secured by bank deposit accounts, marketable securities, working capital assets (accounts receivable and inventory), equipment or owner occupied real estate. Bank deposits and marketable securities represent the lowest risk. Marketable securities are subject to changes in market value and are monitored regularly by the bank to ensure they remain appropriately margined. Collateral other than equipment or real estate that fluctuates with business activity, such as accounts receivable and inventory, may also be subject to regular reporting and certification by the borrower and, in some instances, independent inspection and verification by Wesbanco. Loans secured by equipment or real estate may be subject to receipt of third party appraisals. Although loans can be collateral type-specific, they can also be secured by multiple property types and/or a blanket lien may be placed on all of a borrower’s assets.

Most commercial loans are originated directly by Wesbanco. Participation in loans originated by other financial institutions represents $1.3 billion or 7.2% of total commercial loan exposure at December 31, 2025, compared to $860 million or 7.1% at December 31, 2024. Included in this total are Shared National Credits of approximately $248 million at December 31, 2025 and $116 million at December 31, 2024. Shared National Credits are defined as loans in excess of $100 million that are financed by three or more lending institutions. Wesbanco performs its own customary credit evaluation and underwriting before purchasing loan participations. The credit risk associated with these loans is similar to that of loans originated by Wesbanco, but additional risk may arise from the limited ability to control the actions of the lead, agent or servicing institution.

The commercial portfolio is monitored for potential concentrations of credit risk including by market, CRE – property type, C&I industry, loan type and loans affected by similar external factors. The breakdown of CRE – improved property includes 30% owner-occupied and 70% non-owner occupied.

Beginning in 2001 and revised in 2013, banks of a certain size are required to track C&I loan transactions designated as Highly Leveraged Transactions (“HLTs”). Loans that meet the criteria must be of a certain size, for the purpose of a buyout, acquisition or capital distributions and meet certain leverage ratios. As of December 31, 2025, Wesbanco had $135.3 million or 0.8% of total commercial loan exposure designated as HLTs, as compared to $123.5 million or 1.0% as of December 31, 2024.

The bank is monitoring the office building portfolio, as remote work has continued to result in diminished need for dedicated office space. As of December 31, 2025, total exposure specific to land development and new development related to office buildings, improvements and renovation of existing structures, purchase of existing buildings and other related activities approximated $507 million or 2.8% of the total commercial loan exposure, as compared to $414 million or 3.4% of the total commercial loan exposure at December 31, 2024. There is a potential risk for office loan losses to materialize as lease agreements begin to expire and companies reduce their footprint.

TABLE 14. COMMERCIAL EXPOSURE BY INDUSTRY

	December 31, 2025
	Land and Construction		Improved Property		Commercial and Industrial
(in thousands)	Balance	Commitment	Balance	Commitment	Balance	Commitment	Total Loan Balance	Total Exposure	% of Capital (1)
Agriculture and farming	$70,044	$4,006	$8,766	$619	$53,272	$34,262	$132,082	$170,969	6.1
Energy	3,417	2,000	25,178	998	92,616	88,322	121,211	212,531	7.6
Construction	312,918	190,745	209,839	33,541	304,736	504,945	827,493	1,556,724	55.6
Manufacturing	35,302	14,011	424,575	31,873	368,570	305,086	828,447	1,179,417	42.1
Wholesale and distribution	4,835	282	138,969	18,295	209,310	191,407	353,114	563,098	20.1
Retail	44,268	54,471	524,489	43,706	206,244	132,994	775,001	1,006,172	36.0
Transportation and warehousing	16,448	514	171,048	3,499	128,169	65,672	315,665	385,350	13.8
Information and communications	24,030	1,720	45,585	369	24,721	7,550	94,336	103,975	3.7
Finance and insurance	2,492	77	47,292	5,243	76,317	118,459	126,101	249,880	8.9
Equipment leasing	76	—	24,181	441	175,647	64,227	199,904	264,572	9.5
Real estate - 1-4 family	2,756	1,944	206,102	8,453	106,094	5,708	314,952	331,057	11.8
Real estate - multi-family	483,777	283,842	1,446,816	22,194	1,771	3,369	1,932,364	2,241,769	80.1
Real estate - other retail	7,430	6,843	176,069	158	3,882	—	187,381	194,382	6.9
Real estate - shopping center	68,724	30,328	1,015,603	3,505	—	—	1,084,327	1,118,160	40.0
Real estate - office building	1,525	2,055	495,851	6,140	890	260	498,266	506,721	18.1
Real estate - commercial/manufacturing	82,302	14,815	512,501	12,926	1,378	1,100	596,181	625,022	22.3
Real estate - residential buildings	105,281	87,011	204,098	27,929	33,900	23,163	343,279	481,382	17.2
Real estate - other	207,754	92,500	777,514	39,378	52,572	34,398	1,037,840	1,204,116	43.0
Services	19,356	13,616	473,006	26,942	275,721	259,264	768,083	1,067,905	38.2
Schools and education services	9,467	21,133	77,648	17,712	99,693	28,373	186,808	254,026	9.1
Healthcare	183,350	98,570	913,046	34,288	208,847	128,313	1,305,243	1,566,414	56.0
Entertainment and recreation	9,107	12,365	75,292	400	14,351	8,991	98,750	120,506	4.3
Hotels	37,078	113,779	794,840	3,739	5,443	3,829	837,361	958,708	34.3
Other accommodations	26,767	171	80,961	217	199	381	107,927	108,696	3.9
Restaurants	21,535	1,603	161,607	3,586	128,027	36,694	311,169	353,052	12.6
Religious organizations	3,338	9,246	85,414	4,119	44,661	31,282	133,413	178,060	6.4
Government	260	711	38,907	890	175,456	9,328	214,623	225,552	8.1
Unclassified	—	36,169	-	9,709	71,406	486,955	71,406	604,239	21.6
Total commercial loans	$1,783,637	$1,094,527	$9,155,197	$360,869	$2,863,893	$2,574,332	$13,802,727	$17,832,455	637.3

(1)
Represents Bank’s total risk-based capital.

Multi-family apartments represent the single largest category of commercial loans. Multi-family apartment exposure increased 35.9% from $1.7 billion at December 31, 2024 to $2.2 billion at December 31, 2025. This exposure represents 80.1% of total risk-based capital at December 31, 2025, down from 83.9% at December 31, 2024.

Healthcare represents the second largest category of commercial exposure with total exposure of $1.6 billion. Healthcare exposure increased 57.0% from December 31, 2024 to December 31, 2025. This category represents 56.0% of risk-based capital, compared to 50.7% at December 31, 2024.

Construction represents the third largest category of commercial exposure with total exposure of $1.6 billion. Construction exposure increased 50.5% from December 31, 2024 to December 31, 2025. This category represents 55.6% of risk-based capital, compared to 52.6% at December 31, 2024. Construction-coded loans are broken down between 1-4 family homes built for sale, lot development and general trade.

Real estate—other represents the fourth largest category of commercial exposure with total exposure of $1.2 billion. Real estate—other exposure increased 61.3% from December 31, 2024 to December 31, 2025. This category represents 43.0% of risk-based capital, compared to 38.0% at December 31, 2024.

Manufacturing represents the fifth largest category of commercial loan exposure with total exposure of $1.2 billion. Manufacturing exposure increased 70.5% from December 31, 2024 to December 31, 2025. This represents 42.1% of total risk-based capital, compared to 35.2% at December 31, 2024.

Real estate—shopping center represents the sixth largest category of commercial exposure with total exposure of $1.1 billion. Real estate—shopping center increased 45.3% from December 31, 2024 to December 31, 2025. This category represents 40.0% of risk-based capital, compared to 39.1% at December 31, 2024.

In addition to the methods in which Wesbanco monitors the CRE portfolio for possible concentrations of risk, the regulatory agencies use a two-tiered assessment to determine whether a bank has an overall concentration of CRE lending as a percentage of bank tier 1 risk-based capital plus the allowance for credit losses on loans. Loan balances used to determine compliance are based upon Call Report instructions and therefore do not necessarily match the balances displayed in Table 14. The first tier measures loans for land, land development, residential and commercial construction. This tier totals $1.9 billion or 73.3% of total risk-based capital at December 31, 2025, compared to $1.4 billion or 72.2% at December 31, 2024. The regulatory guidance for the first tier is 100% of tier 1 risk-based capital plus the allowance for credit losses on loans. The second tier measures loans included in the first tier plus multi-family apartments and other commercial investment property. This tier totals $7.9 billion or 300.3% of tier 1 risk-based capital plus the allowance for credit losses on loans at December 31, 2025, compared to $5.6 billion or 283.8% at December 31, 2024. The regulatory guidance for the second tier is 300% of tier 1 risk-based capital plus the allowance for credit losses on loans. The regulatory agencies also consider whether a bank’s CRE portfolio has increased by 50% or more within the prior thirty-six months of the assessment date. Total CRE exposure increased $3.2 billion or 66.9% for the thirty-six month period ended December 31, 2025.

Basel III requires banks to identify High Volatility Commercial Real Estate (“HVCRE”) loans in their portfolios. These loans are subject to 150% weighting in the risk-based capital calculation, effective January 1, 2015. These regulations require, among other things, that investment CRE loans for acquisition, development or construction that are not in permanent amortizing loan status, meet the statutory LTV guidelines, have a minimum contributed equity of 15% in cash, marketable securities or contributed land at appraised value, and the loan documentation must contain a requirement that the initial capital injection remain in the project until the loan has converted to permanent financing or is paid in full. Changes to the law in May 2018 eliminated certain CRE loan categories from being subject to the regulation, such as owner-occupied, changed contributed land value from cost to appraised value for the equity component and required only the initial capital to meet the 15% threshold remain in the project. The bank has approximately $181 million in HVCRE exposure representing 1.5% of total CRE exposure and 6.5% of total risk-based capital at December 31, 2025. This compares to $160 million in HVCRE exposure representing 1.8% of total CRE exposure and 8.1% of total risk-based capital at December 31, 2024.

Retail Loans —Retail loans are a homogenous group, generally consisting of standardized products that are smaller in amount and distributed over a larger number of individual borrowers. This group is comprised of residential real estate loans, home equity lines of credit and consumer loans.

Residential real estate consists of loans to purchase, construct or refinance the borrower’s primary dwelling, second residence or vacation home. Residential real estate also includes approximately $15 million of 1-to-4 family rental properties at December 31, 2025, a slight decrease from approximately $16 million at December 31, 2024. Wesbanco originates residential real estate loans for its portfolio as well as for sale in the secondary market. Portfolio loans also include loans to finance vacant land upon which the owner intends to construct a dwelling at a future date. The majority of portfolio loans require monthly principal and interest payments to amortize the loan with terms up to thirty years. Construction loans may only require interest payments during the construction period, which typically range from six to twelve months (but may be longer for larger residences) and will convert to principal and interest upon completion of construction. Loans for vacant land are generally five-year balloons based on a 20-year amortization and are refinanced when the owner begins construction of a dwelling. Interest rates on portfolio loans may be fixed for up to 30 years. Adjustable rate loans are based primarily on the Treasury Constant Maturity index and can adjust annually or in increments up to 15 years. Currently most 30-year and a portion of 15-year fixed-rate originations are sold into the secondary market.

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

TABLE 15. MATURITIES OF RETAIL LOANS

	December 31, 2025
	Fixed Rate Loans					Variable Rate Loans
(in thousands)	In One Year or Less	After One Year Through Five Years	After Five Years Through Fifteen Years	After Fifteen Years	Total	In One Year or Less	After One Year Through Five Years	After Five Years Through Fifteen Years	After Fifteen Years	Total
Residential real estate	$5,993	$53,697	$169,405	$1,382,436	$1,611,531	$277	$4,464	$44,109	$2,278,204	$2,327,054
Home equity lines of credit	221	9,889	49,625	701	60,436	25,776	19,062	126,094	898,026	1,068,958
Consumer	5,277	170,350	137,026	2,974	315,627	3,031	14,447	14,875	7,746	40,099
Total retail loans	$11,491	$233,936	$356,056	$1,386,111	$1,987,594	$29,084	$37,973	$185,078	$3,183,976	$3,436,111

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

Most retail loans are originated directly by Wesbanco except for indirect consumer loans originated by automobile dealers and other sellers of consumer goods. Wesbanco performs its own customary credit evaluation and underwriting before purchasing indirect loans. The credit risk associated with these loans is similar to that of loans originated by Wesbanco, but additional risk may arise from Wesbanco’s limited ability to control a dealer’s compliance with applicable consumer lending laws. Indirect consumer loans represented $179 million or 50% of consumer loans at December 31, 2025 compared to $102 million or 52% at December 31, 2024.

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

Banks that have been acquired by Wesbanco serviced some of the residential real estate loans that were sold to the secondary market prior to being acquired. Although these loans are not carried as an asset on the balance sheet, Wesbanco continues to service these loans. As of December 31, 2025 and 2024, Wesbanco serviced loans for others aggregating approximately $23 million and $26 million, respectively. There was no remaining unamortized balance of mortgage servicing rights related to these loans at either December 31, 2025 or 2024.

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

TABLE 16. PAST DUE AND ACCRUING LOANS EXCLUDING NON-ACCRUAL AND TDR LOANS

	December 31,
	2025		2024
(dollars in thousands)	Amount	% of Loan Balance	Amount	% of Loan Balance
90 days or more:
Commercial real estate - land and construction	$—	—	$—	—
Commercial real estate - improved property	20,507	0.22	5,561	0.09
Commercial and industrial	777	0.03	3,498	0.20
Residential real estate	12,479	0.32	2,489	0.10
Home equity lines of credit	2,882	0.26	1,150	0.14
Consumer	1,138	0.32	857	0.43
Total 90 days or more	37,783	0.20	13,555	0.11
30 to 89 days:
Commercial real estate - land and construction	27,492	1.54	832	0.06
Commercial real estate - improved property	20,698	0.23	15,648	0.26
Commercial and industrial	9,385	0.33	9,695	0.54
Residential real estate	12,674	0.32	4,394	0.17
Home equity lines of credit	13,035	1.15	10,062	1.23
Consumer	7,915	2.23	5,296	2.63
Total 30 to 89 days	91,199	0.47	45,927	0.36
Total 30 days or more	$128,982	0.67	$59,482	0.47

Loans past due 30 days or more and accruing interest increased $129.0 million, representing 0.67% of total loans at December 31, 2025, as compared to 0.47% at December 31, 2024. While delinquent loans have increased somewhat following the PFC acquisition, management has continued to focus on sound initial underwriting and timely collection of loans at their earliest stage of delinquency.

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

Table 17 summarizes non-performing assets.

TABLE 17. NON-PERFORMING ASSETS

	December 31,
(dollars in thousands)	2025	2024
Non-accrual loans:
Commercial real estate—land and construction	$832	$—
Commercial real estate—improved property	29,754	19,036
Commercial and industrial	16,092	1,897
Residential real estate	34,332	12,524
Home equity lines of credit	9,248	6,208
Consumer	1,326	87
Total non-accrual loans	91,584	39,752
Total non-performing loans	91,584	39,752
Real estate owned and repossessed assets	907	852
Total non-performing assets	$92,491	$40,604
Total portfolio loans	$19,226,432	$12,656,429
Non-performing loans as a percentage of total portfolio loans	0.48%	0.31%
Non-accrual loans as a percentage of total portfolio loans	0.48	0.31
Non-performing assets as a percentage of total assets	0.33	0.22
Non-performing assets as a percentage of total portfolio loans, real estate owned and repossessed assets	0.48	0.32

Non-accrual loans increased $51.8 million or 130.4% from December 31, 2024 to December 31, 2025.

OREO and repossessed assets totaled $0.9 million at December 31, 2025, unchanged from $0.9 million at December 31, 2024. Wesbanco seeks to minimize the period for which it holds OREO and repossessed assets while also attempting to obtain a fair value from their disposition. Therefore, the sales price of these assets is dependent on current market conditions that affect the value of real estate, used automobiles, and other collateral. Repossessed assets are generally sold at auction within 60 days after repossession. Expenses associated with owning OREO and repossessed assets charged to other expenses were $0.4 million in 2025 and $0.3 million in 2024. Net gains on the disposition of OREO and repossessed assets are credited or charged to non-interest income and were $0.6 million in 2025 and $0.1 million in 2024.

Criticized and Classified Loans —Please refer to Note 5, “Loans and the Allowance for Credit Losses,” of the Consolidated Financial Statements for a description of internally-assigned risk grades for commercial loans and a summary of loans by grade. Wesbanco’s criticized loans are currently protected, but have weaknesses, which if not corrected, may be inadequately protected at some future date. Classified loan grades are equivalent to the classifications used by banking regulators to identify those loans that have significant adverse characteristics. A classified loan grade is assigned to all non-accrual commercial loans. Criticized and classified loans totaled $604.9 million or 4.4% of total commercial loans at December 31, 2025, compared to $354.7 million or 3.9% at December 31, 2024.

Charge-offs and Recoveries — Gross charge-offs increased $6.0 million or 30.0% to $25.8 million, while gross recoveries increased $1.0 million to $7.2 million, resulting in an increase of $5.0 million in net charge-offs for 2025 compared to 2024. The year-over-year increase is primarily due to the larger portfolio from the PFC acquisition. Despite this increase, the net loan charge-off rates actually decreased slightly to 0.10% of total average loans at December 31, 2025 as compared to 0.11% at December 31, 2024, and are consistent with continued overall low levels of non-performing loans. Table 18 summarizes charge-offs and recoveries as well as net charge-offs as a percentage of average loans for each category of the loan portfolio.

TABLE 18. CHARGE-OFFS AND RECOVERIES

	December 31,
(dollars in thousands)	2025	2024	2023
Commercial real estate - land and construction
Net charge-offs / (recoveries)	$(21)	$527	$(65)
Average balance outstanding	1,675,230	1,152,128	887,977
Net charge-offs (recoveries) as a percentage of average loans	(0.00)%	0.05%	(0.01)%
Commercial real estate - improved property
Net charge-offs / (recoveries)	$4,012	$39	$1,030
Average balance outstanding	8,680,210	5,834,795	5,403,653
Net charge-offs (recoveries) as a percentage of average loans	0.05%	0.00%	0.02%
Commercial and industrial
Net charge-offs / (recoveries)	$4,896	$8,533	$1,064
Average balance outstanding	2,398,565	1,701,479	1,569,476
Net charge-offs (recoveries) as a percentage of average loans	0.20%	0.50%	0.07%
Residential real estate
Net charge-offs / (recoveries)	$1,047	$59	$(720)
Average balance outstanding	3,692,887	2,492,062	2,317,910
Net charge-offs (recoveries) as a percentage of average loans	0.03%	0.00%	(0.03)%
Home equity
Net charge-offs / (recoveries)	$1,020	$312	$316
Average balance outstanding	1,048,340	771,005	706,365
Net charge-offs (recoveries) as a percentage of average loans	0.10%	0.04%	0.04%
Consumer
Net charge-offs / (recoveries)	$5,804	$2,706	$1,678
Average balance outstanding	348,862	217,196	230,069
Net charge-offs (recoveries) as a percentage of average loans	1.66%	1.25%	0.73%
Loans held for sale
Net charge-offs / (recoveries)	$—	$—	$—
Average balance outstanding	99,604	16,721	17,168
Net charge-offs (recoveries) as a percentage of average loans	—%	—%	—%
Deposit Account Overdrafts
Net charge-offs / (recoveries)	$1,875	$1,467	$1,339
Total loans
Net charge-offs / (recoveries)	$18,633	$13,643	$4,642
Average balance outstanding	17,943,698	12,185,386	11,132,618
Net charge-offs (recoveries) as a percentage of average loans	0.10%	0.11%	0.04%

ALLOWANCE FOR CREDIT LOSSES

As of December 31, 2025, the total allowance for credit losses – loans and commitments was $225.7 million, of which $218.7 million relates to loans and $7.0 million relates to loan commitments. The allowance for credit losses – loans was 1.14% of total portfolio loans as of December 31, 2025, compared to 1.10% as of December 31, 2024.

The allowance for credit losses - loans individually-evaluated increased $10.1 million from December 31, 2024 to December 31, 2025 due to an individually-evaluated loan analysis completed on certain classified commercial real estate loans. The allowance for credit losses-loans collectively-evaluated increased from December 31, 2024 to December 31, 2025 by $70.0 million, primarily due to the total allowance for credit losses related to the PFC acquisition.

The allowance for credit losses - loan commitments was $7.0 million at December 31, 2025 as compared to $6.1 million as of December 31, 2024, and is included in other liabilities on the Consolidated Balance Sheets.

The allowance for credit losses by loan category, presented in Note 5, “Loans and the Allowance for Credit Losses” of the Consolidated Financial Statements, summarizes the impact of changes in various factors that affect the allowance for credit losses in each segment of the portfolio. The allowance for credit losses under CECL is calculated utilizing a PD and LGD approach, which is then discounted to net present value. PD is the probability the asset will default within a given time frame and LGD is the percentage of the asset not expected to be collected due to default. At December 31, 2025, the primary driver of the change in the allowance model calculation from December 31, 2024 was the initial allowance on the loans acquired in the PFC acquisition. In addition to the PFC acquisition, loan growth, fluctuations in the macroeconomic factors, increases to specific reserves for individually-evaluated loans, and changes in the level of criticized and classified loans were other drivers of the allowance at December 31, 2025. The forecast was based upon a probability weighted approach which is designed to incorporate economic forecasts from a baseline, upside and downside economy in the loss projection. At year-end, Wesbanco applied a one-year forecast and immediately reverted to historical losses. The national unemployment rate was projected to be 4.8% as of December 31, 2025 and subsequently increase to an average of 5.4% over the remainder of the one-year forecast period.

Table 19 summarizes the allowance together with selected relationships of the allowance and provision for credit losses to total loans and certain categories of loans.

TABLE 19. ALLOWANCE FOR CREDIT LOSSES

	December 31,
(dollars in thousands)	2025	2024	2023
Balance at beginning of year:
Allowance for credit losses - loans	$138,766	$130,675	$117,790
Allowance for credit losses - loan commitments	6,120	8,604	8,368
Total beginning allowance for credit losses - loans and loan commitments	144,886	139,279	126,158
Provision for credit losses:
Provision for loan losses	76,390	21,734	17,527
Provision for loan commitments	830	(2,484)	236
Total provision for credit losses - loans and loan commitments	77,220	19,250	17,763
Net charge-offs:
Total charge-offs	(25,847)	(19,875)	(11,177)
Total recoveries	7,214	6,232	6,535
Net charge-offs	(18,633)	(13,643)	(4,642)
Balance at end of year:
Allowance for credit losses - loans	218,749	138,766	130,675
Allowance for credit losses - loan commitments	6,950	6,120	8,604
Total ending allowance for credit losses - loans and loan commitments	$225,699	$144,886	$139,279
Allowance for credit losses - loans as a percentage of total portfolio loans	1.14%	1.10%	1.12%
Allowance for credit losses - loans to non-accrual loans	2.39x	3.49x	4.87x
Allowance for credit losses - loans to total non-performing loans	2.39x	3.49x	4.87x
Allowance for credit losses - loans to total non-performing loans and loans past due 90 days or more	1.69x	2.60x	3.59x

The allowance consists of specific reserves for certain individually-evaluated loans, if any, and a general reserve for all other loans. Commercial loans, including CRE and C&I, that have other unique characteristics are tested individually for potential credit losses. Specific reserves are established when appropriate for such loans based on the net present value of expected future cash flows of the loan or the estimated realizable value of the collateral, if any. The evaluation also considers qualitative factors such as economic trends and conditions, which includes levels of regional unemployment, real estate values and the impact on specific industries and geographical markets, changes in lending policies and underwriting standards, delinquency and other credit quality trends, concentrations of credit risk, if any, the results of internal loan reviews and examinations by bank regulatory agencies pertaining to the allowance for credit losses. The allowance for collectively-evaluated loans is comprised of factors based on both historical loss experience and other qualitative factors. The allowance for collectively-evaluated loans increased $70.0 million from December 31, 2024 to December 31, 2025, primarily due to the total allowance for credit losses related to the PFC acquisition. Additionally, the allowance for collectively-evaluated loans increased due to changes in macroeconomic factors, changes in portfolio mix, and changes in qualitative adjustments. The allowance for individually-evaluated loans was $27.9 million at December 31, 2025, an increase of $10.1 million from December 31, 2024. The allowance for loan commitments increased $0.8 million from December 31, 2024 to December 31, 2025.

Table 20 summarizes the allocation of the allowance for credit losses to each category of loans.

TABLE 20. ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

	December 31,
	2025		2024
(dollars in thousands)	Allowance Amount	% of Loans or Commitments to Total Portfolio Loans or Commitments	Allowance Amount	% of Loans or Commitments to Total Portfolio Loans or Commitments
Allowance for credit losses - loans:
Commercial real estate—land and construction	$10,707	9.3	$8,411	10.7
Commercial real estate—improved property	96,714	47.5	59,828	47.2
Commercial and industrial	64,932	14.9	42,398	14.1
Residential real estate	33,416	20.5	21,790	19.9
Home equity lines of credit	2,383	5.9	1,235	6.5
Consumer	8,742	1.9	3,391	1.6
Deposit account overdrafts	1,855	—	1,713	—
Total allowance for credit losses - loans	218,749	100.0	138,766	100.0
Allowance for credit losses - loan commitments:
Commercial real estate—land and construction	5,499	19.1	5,105	25.4
Commercial real estate—improved property	—	6.3	—	5.2
Commercial and industrial	552	44.9	—	38.7
Residential real estate	890	3.3	1,015	3.8
Home equity lines of credit	—	25.2	—	26.0
Consumer	9	1.2	—	0.9
Total allowance for credit losses - loan commitments	6,950	100.0	6,120	100.0
Total allowance for credit losses	$225,699		$144,886

Please refer to Note 5, “Loans and the Allowance for Credit Losses,” of the Consolidated Financial Statements for a summary of changes in the allowance for credit losses applicable to each category of loans. Changes in the allowance for all categories of loans also reflect the net effect of changes in historical loss rates, loan balances, specific reserves and management’s judgment with respect to the impact of qualitative factors on each category of loans. A decrease in the allowance for a particular loan category generally reflects either lower loan balances, historical loss rate changes or reductions in non-performing and/or classified commercial loans. Although the allowance for credit losses is allocated as described in Table 20, the total allowance is available to absorb losses in any category of loans. However, differences between management’s estimation of expected future losses and actual incurred losses in subsequent periods may necessitate future adjustments to the provision for credit losses. Management believes the allowance for credit losses is appropriate to absorb expected future losses at December 31, 2025.

DEPOSITS

TABLE 21. DEPOSITS

	December 31,
(dollars in thousands)	2025	2024	$ Change	% Change
Deposits
Non-interest bearing demand	$5,376,767	$3,842,758	$1,534,009	39.9
Interest bearing demand	5,186,880	3,771,314	1,415,566	37.5
Money market	5,072,039	2,429,977	2,642,062	108.7
Savings deposits	3,157,782	2,362,736	795,046	33.6
Certificates of deposit	2,875,372	1,726,932	1,148,440	66.5
Total deposits	$21,668,840	$14,133,717	$7,535,123	53.3

Deposits, which represent Wesbanco’s primary source of funds, are offered in various account forms at various rates through Wesbanco’s 251 financial centers, as of December 31, 2025, in West Virginia, Ohio, western Pennsylvania, Maryland, Kentucky, Michigan and Indiana. The FDIC insures all deposits up to $250,000 per account.

Total deposits increased $7.5 billion or 53.3% in 2025 attributable to the acquired PFC deposits totaling $6.9 billion and reflects the benefit of deposit gathering and retention efforts by the retail and commercial teams. Money market, demand deposits, and savings deposits increased 108.7%, 38.7%, and 33.6%, respectively. Money market deposits were influenced through Wesbanco’s increased participation in the Insured Cash Sweep (ICS®) money market deposits program. ICS®reciprocal balances totaled $2.2 billion at December 31, 2025 as compared to $1.3 billion at December 31, 2024. ICS®one-way buys totaled $100.2 million and $200.6 million at December 31, 2025 and December 31, 2024, respectively.

Certificates of deposit increased $1.1 billion due primarily to the PFC acquisition. Wesbanco does not generally solicit brokered or other deposits out-of-market or over the internet but does participate in the Certificate of Deposit Account Registry Services (“CDARS®”) program. CDARS® balances totaled $73.1 million in outstanding balances at December 31, 2025, of which $0.9 million represented one-way buys, compared to $49.8 million in total outstanding balances at December 31, 2024, none of which represented one-way buys. Certificates of deposit greater than $250,000 were approximately $842.3 million at December 31, 2025 compared to $442.8 million at December 31, 2024. Certificates of deposit of $100,000 or more were approximately $1.7 billion at December 31, 2025 compared to $1.0 billion at December 31, 2024. Certificates of deposit totaling approximately $2.7 billion at December 31, 2025 with a cost of 3.53% are scheduled to mature within the next year. The average rate on certificates of deposit decreased 44 basis points to 3.19% for the year ended December 31, 2025 from 3.63% in 2024, with a similar increase experienced for jumbo certificates of deposit. Wesbanco will continue to focus on its core deposit strategies and improving its overall mix of transaction accounts to total deposits, which includes offering special promotions on certain certificates of deposit maturities and savings products based on competition, sales strategies, liquidity needs and wholesale borrowing costs.

TABLE 22. UNINSURED DEPOSITS

	December 31,
(dollars in thousands)	2025	2024	$ Change	% Change
Portion of certificates of deposit in excess of FDIC insurance limits	$394,415	$245,057	$149,358	60.9

Certificates of deposit otherwise uninsured with a maturity of:
Three months or less	$172,632	$96,268	$76,364	79.3
Over three through six months	148,859	86,192	62,667	72.7
Over six through twelve months	48,012	59,930	(11,918)	(19.9)
Over twelve months	24,912	2,667	22,245	834.1
Total uninsured certificates of deposit	$394,415	$245,057	$149,358	60.9

Total uninsured deposits (1)	$7,043,654	$4,619,799	$2,423,855	52.5

(1) Uninsured deposits include public funds deposits that are collateralized by investment securities totaling $2.4 billion and $1.5 billion at December 31, 2025 and 2024, respectively.

BORROWINGS

TABLE 23. BORROWINGS

	December 31,
(dollars in thousands)	2025	2024	$ Change	% Change
Federal Home Loan Bank Borrowings	$1,200,000	$1,000,000	$200,000	20.0
Other short-term borrowings	110,679	192,073	(81,394)	(42.4)
Subordinated debt and junior subordinated debt	308,529	279,308	29,221	10.5
Total	$1,619,208	$1,471,381	$147,827	10.0

Borrowings are a significant source of funding for Wesbanco in addition to deposits. During 2025, FHLB borrowings increased $200.0 million from December 31, 2024, as $1.2 billion in new advances and $500.0 million in advances from the PFC acquisition were partially offset by $1.5 billion in maturities. The average cost in 2025 of maturing and paid-off FHLB borrowings was 4.62%, compared to the average cost of 4.59% for new borrowings in 2025.

Wesbanco is a member of the FHLB system. The FHLB system functions as a borrowing source for regulated financial institutions that are engaged in residential and commercial real estate lending along with securities investing. Wesbanco uses term FHLB borrowings as a general funding source and to more appropriately match interest maturities for certain assets. FHLB borrowings are secured by blanket liens on certain residential and other mortgage loans with a market value in excess of the outstanding borrowing balances. The terms of the security agreement with the FHLB include a specific assignment of collateral that requires the maintenance of qualifying mortgage and other types of loans as pledged collateral with unpaid principal amounts in excess of the FHLB advances, when discounted at certain pre-established percentages of the loans’ unpaid balances. FHLB stock, which is recorded at cost of $58.5 million at December 31, 2025, is also pledged as collateral for these advances. Wesbanco’s remaining maximum borrowing capacity, subject to the collateral requirements noted, with the FHLB at December 31, 2025 and 2024 was estimated to be approximately $6.8 billion and $3.7 billion, respectively. Wesbanco can also use a portion of its maximum borrowing capacity to acquire FHLB letters of credit, which in some jurisdictions can be used to collateralize Wesbanco's public fund deposits.

Other short-term borrowings, which may consist of federal funds purchased, callable repurchase agreements or overnight sweep checking accounts decreased $81.4 million to $110.7 million at December 31, 2025, compared to $192.1 million at December 31, 2024 due to moving certain customer relationships to interest-bearing demand deposits. At December 31, 2025 and 2024, there were no outstanding federal funds purchased.

Subordinated debt and junior subordinated debt increased $29.2 million to $308.5 million at December 31, 2025, primarily as a result of subordinated debentures totaling $49.1 million and junior subordinated debt totaling $31.7 million from the PFC acquisition. Subordinated debentures and junior subordinated debt consist of $162.9 million of junior subordinated debt issued through thirteen capital trusts, which are all wholly owned trust subsidiaries formed for the purpose of issuing trust preferred securities ("Trust Preferred Securities") and lending the proceeds to Wesbanco. Subordinated debentures totaling $145.6 million (net of issuance costs) and issued in March 2022, have a fixed rate of 3.75% for the first five years and a floating rate for the next five years at Three Month SOFR plus a spread of 1.787%. Wesbanco cancelled $3.0 million of these subordinated debentures in 2025. In addition, Wesbanco redeemed the subordinated debentures acquired in the PFC acquisition.

CAPITAL RESOURCES

Shareholders’ equity increased to $4.0 billion at December 31, 2025 from $2.8 billion at December 31, 2024. The increase resulted primarily from $1.0 billion in common stock issued in the PFC acquisition. Additionally, the increase resulted from net income totaling $223.1 million for the year ended December 31, 2025 and an $85.3 million increase in other comprehensive income. This increase in other comprehensive income consisted of an $83.9 million unrealized gain in the securities portfolio coupled with a $1.4 million gain in the defined benefits pension plan and other postretirement benefits for the year ended December 31, 2025. Shareholders' equity was negatively impacted by the declaration of common and preferred shareholder dividends totaling $141.8 million and $15.0 million, respectively for the year ended December 31, 2025.

For 2025, common dividends increased to $1.49 per share, or 2.8% on an annualized basis, compared to $1.45 per share in 2024. The common dividend per share payout ratio increased to 68.2% in 2025 from 64.2% in 2024, which is primarily attributable to a decrease in earnings year-over-year. A board-approved policy generally targets dividends as a percentage of net income in a range of 40% to 75%, subject to capital levels, earnings history and prospects, regulatory concerns, and other factors.

Wesbanco did not purchase any of its common stock on the open market during the year ended December 31, 2025 under current share repurchase authorizations. At December 31, 2025, the remaining shares authorized to be purchased under the last approved repurchase plan totaled 911,118 shares.

Wesbanco is subject to risk-based capital guidelines that measure capital relative to risk-weighted assets and off-balance sheet instruments. Wesbanco and its banking subsidiary Wesbanco Bank maintain Tier 1 risk-based, Total risk-based and Tier 1 leverage capital ratios significantly above minimum regulatory levels. The Bank paid $111.0 million in dividends to Wesbanco during 2025, or 44% of the Bank’s net income. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to the parent company. As of December 31, 2025, under FDIC and State of West Virginia regulations, Wesbanco could receive, without prior regulatory approval, dividends of approximately $331.3 million from the Bank. The Bank’s policy is generally to declare dividends up to 90% of its earnings to the parent annually, subject to change, with Board approval.

Wesbanco currently has $308.5 million in subordinated debt and junior subordinated debt on its Consolidated Balance Sheet, which are accounted for as Tier 2 capital in accordance with current regulatory reporting requirements. Wesbanco issued $230.0 million of Series B Preferred stock in September 2025, considered Tier 1 capital, which is listed on the Nasdaq Global Select Market under the symbol "WSBCO". Wesbanco used $150.0 million of the proceeds to redeem in full the outstanding Series A Preferred stock in December 2025 and another $50.0 million to redeem the outstanding fixed-to-floating subordinated notes acquired in the PFC acquisition.

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

Wesbanco determines the degree of required liquidity by the relationship of total holdings of liquid assets to potential funding needs to meet unexpected deposit losses and/or loan demands. The ability to quickly convert assets to cash at a minimal loss is a primary function of managing Wesbanco’s investment portfolio. Wesbanco believes its cash flow from the loan portfolio, the investment portfolio, and other sources adequately meet its liquidity requirements. Wesbanco’s net loans-to-assets ratio was 68.6% and deposit balances funded 78.2% of total assets at December 31, 2025.

The following table lists the sources of liquidity from assets at December 31, 2025 expected within the next year:

(in thousands)
Cash and cash equivalents	$956,109
Securities with a maturity date within the next year and callable securities	684,846
Projected payments and prepayments on mortgage-backed securities and collateralized mortgage obligations (1)	474,257
Loans held for sale	87,454
Accruing loans scheduled to mature	2,727,332
Normal loan repayments	2,434,771
Total sources of liquidity expected within the next year	$7,364,769

(1) Projected prepayments are based on current prepayment speeds.

Deposit cash flows are another principal factor affecting overall Wesbanco liquidity. Deposits totaled $21.7 billion at December 31, 2025. Deposit cash flows are impacted by current interest rates, products and rates offered by Wesbanco versus various forms of competition, as well as customer behavior. Certificates of deposit scheduled to mature within one year totaled $2.7 billion at December 31, 2025, with a weighted average cost of 3.53%, which includes jumbo regular certificates of deposit totaling $1.6 billion with a weighted-average cost of 3.70%, and jumbo CDARS® certificates of deposit of $68.4 million with a weighted-average cost of 3.76%.

Uninsured deposits, as reported for regulatory purposes, totaled $7.0 billion at December 31, 2025, or 33% of total deposits. Uninsured deposits include $2.3 billion of public funds deposits that are over the FDIC-insured limit. Wesbanco secures these public funds deposits by pledging investment securities with a market value at or above the deposit balance. Excluding these public funds, at December 31, 2025, uninsured deposits were $4.7 billion, or 22% of total deposits.

Wesbanco maintains a line of credit with the FHLB as an additional funding source. Available credit with the FHLB approximated $6.8 billion and $3.7 billion at December 31, 2025 and December 31, 2024, respectively. The FHLB requires securities to be specifically pledged to the FHLB and maintained in a FHLB-approved custodial arrangement if the member wishes to include such securities in the maximum borrowing capacity calculation. Wesbanco has elected not to specifically pledge to the FHLB unpledged securities. Wesbanco can also use this line of credit for pledging collateral to cover public funds deposits, as an alternative to pledging securities from the investment portfolio. At December 31, 2025, the Bank had unpledged available-for-sale securities with an estimated fair value of $863.5 million, or 26.6% of the total available-for-sale portfolio. A portion of these securities could be sold for additional liquidity, or such securities could be pledged to secure additional FHLB borrowings. Approximately 61% of the total market value of the investment portfolio is pledged to public deposit customers, as public deposit balances have increased significantly through the several acquisitions made since 2015. As a result of this growth, Wesbanco is monitoring exposure to public funds deposits in relation to pledging requirements and providing insured cash sweep ("ICS") deposits via IntraFi® as a solution for a portion of new and existing public fund depositors. In addition, at December 31, 2025, the Bank had unpledged held-to-maturity securities with an estimated fair value of $625.2 million. Approximately 99%, or $621.3 million of these securities are municipal securities, which can only be pledged in limited circumstances. Generally, these securities cannot be sold without tainting the remainder of the held-to-maturity portfolio. If tainting occurs, all remaining securities with the held-to-maturity designation would be required to be reclassified as available-for-sale, and the held-to-maturity designation would not be available to Wesbanco for a period of time.

Wesbanco participates in the Federal Reserve Bank’s Borrower-in-Custody Program (“BIC”) whereby Wesbanco pledges certain consumer loans as collateral for borrowings. Wesbanco did not have any BIC borrowings outstanding at December 31, 2025. Alternative funding sources may include the utilization of existing overnight lines of credit with third party banks totaling $265.0 million, none of which was outstanding at December 31, 2025, along with seeking other lines of credit, borrowings under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing brokered deposits, or selling securities available-for-sale or certain types of loans.

Other short-term borrowings of $110.7 million at December 31, 2025 consisted of repurchase agreements or overnight sweep checking accounts for large commercial customers. Other short-term borrowings may also include federal funds purchased using the Federal Reserve's discount window or Lines of Credit with third party banks noted above. The overnight sweep checking accounts require U.S. Government securities to be pledged equal to or greater than the average deposit balance in the related customer accounts.

The principal sources of parent company liquidity are dividends from the Bank and $161.4 million in cash on hand. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to the parent company. As of December 31, 2025, under FDIC and State of West Virginia regulations, Wesbanco could receive, without prior regulatory approval, dividends of approximately $331.3 million from the Bank. Management believes these are appropriate levels of cash for the parent company given the current environment. Management continuously monitors the adequacy of parent company cash levels and sources of liquidity through the use of metrics that relate current cash levels to historical and forecasted cash inflows and outflows.

Wesbanco had outstanding commitments to extend credit in the ordinary course of business approximating $6.3 billion and $4.5 billion at December 31, 2025 and December 31, 2024, respectively. On a historical basis, only a portion of these commitments will result in an outflow of funds. Please refer to Note 19, “Commitments and Contingent Liabilities” of the Consolidated Financial Statements and the “Loans and Credit Risk” section of this MD&A for additional information.

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

The earnings sensitivity simulation model projects changes in net interest income resulting from the effects of changes in interest rates. Forecasting changes in net interest income requires management to make certain assumptions regarding loan and security prepayment rates, call dates, changes to deposit product betas and non-maturity deposit decay rates, which may not necessarily reflect the manner in which actual cash flows, yields, and costs respond to changes in market interest rates. Assumptions are based on internally-developed models derived from institution specific data, current market rates and economic forecasts, and are internally back-tested and periodically validated for appropriateness. Key assumptions are reviewed quarterly and updated as deemed appropriate by management and reviewed at ALCO. The net interest income sensitivity results presented in Table 1, “Net Interest Income Sensitivity,” assumes that the balance sheet composition of interest sensitive assets and liabilities existing at the end of the period remains constant over the period being measured (otherwise known as a "static" balance sheet) and also assumes that a particular change in interest rates is reflected immediately and parallel across all tenors of the yield curve, regardless of the duration of the maturity or re-pricing of specific assets and liabilities. Since the assumptions used in the model relative to changes in interest rates are uncertain, the simulation analysis may not be indicative of actual results, particularly in times of stress. In addition, this analysis does not consider actions that management might employ in the future in response to changes in interest rates, as well as changes in earning asset and costing liability balances.

Interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a twelve-month period, assuming immediate and sustained market interest rate increases and decreases of 100 - 400 basis points across the entire yield curve, as compared to a flat rate environment or base model. Wesbanco’s current policy limits this exposure for the noted interest rate changes to a reduction of between 7.5% - 20%, or less, of net interest income from the stable rate base model over a twelve-month period. The table below indicates Wesbanco’s interest rate sensitivity at December 31, 2025 and December 31, 2024, assuming the above-noted interest rate changes, as compared to a base model.

TABLE 1. NET INTEREST INCOME SENSITIVITY

Immediate Change in Interest	Percentage Change in Net Interest Income from Base over One Year		ALCO
Rates (basis points)	December 31, 2025	December 31, 2024	Guidelines
+200	2.0%	4.8%	(10.0%)
+100	1.0%	2.3%	(7.5%)
-100	(1.7%)	(2.2%)	(7.5%)
-200	(3.8%)	(5.1%)	(10.0%)
-300	(5.4%)	(8.4%)	(15.0%)
-400	N/A	(12.7%)	(20.0%)

Net interest income sensitivity changes are primarily due to the impact of incorporating legacy PFC acquired balance sheet into the interest rate risk framework, organic growth throughout 2025 and the current rate and yield curve environment on base case net interest income and the related calculation of immediate parallel rate shock changes in rising and falling rate scenarios. Additional differences typically result from changes in the various earning assets and costing liabilities mix and growth rates, as well as periodic updates of various modeling assumptions. Generally, weighted average interest bearing non-maturity deposit betas utilized in modeling are 49% in up shocks and 45% in down shocks as the banking industry continues to remain in a competitive environment where funding cost pressures persist. Deposit betas, decay rates and loan prepayment speeds are adjusted periodically, but no less than annually in our models for non-maturity deposits and loans. Indicated model asset sensitivity in rising rate scenarios may be less than anticipated due to slower prepayment speeds, rate floors, below forecast loan yields, spread compression between new asset yields and funding costs, customer requests for negotiated rates, mortgage-related extension risk and other factors. In a decreasing rate environment, asset sensitivity may have greater impact on the margin than currently modeled as prepayment speeds increase, customers refinance or request rate reductions on existing loans, estimated deposit betas do not perform as modeled, or for other reasons not listed.

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

Wesbanco also periodically measures the EVE, which is defined as the market value of tangible equity in various rate scenarios. Generally, changes in the EVE relate to changes in various assets and liabilities, changes in the yield curve, as well as changes in loan prepayment speeds and deposit decay rates and betas. The following table presents these results and Wesbanco’s policy limits as of December 31, 2025 and December 31, 2024. Changes in EVE sensitivity since year-end 2024 relate to incorporating legacy PFC acquired balance sheet into the interest rate risk framework, organic growth throughout 2025 and the change in market interest rates and their impact upon the fair values of earning assets and costing liabilities.

Immediate Change in Interest	Percentage Change in Economic Value of Equity from Base over One Year		ALCO
Rates (basis points)	December 31, 2025	December 31, 2024	Guidelines
+200	(0.6%)	1.7%	(20.0%)
+100	(0.1%)	0.5%	(10.0%)
-100	(0.3%)	(0.5%)	(10.0%)
-200	(2.3%)	(2.9%)	(20.0%)
-300	(6.0%)	(8.2%)	(30.0%)
-400	N/A	(16.2%)	(40.0%)

The Bank has significant additional borrowing capacity with the FHLB of Pittsburgh, the Federal Reserve Bank of Cleveland and various correspondent banks, and may utilize these funding sources or interest rate swap strategies as necessary to lengthen liabilities, offset mismatches in various asset maturities and manage liquidity. CDARS® and ICS® deposits also may be utilized for similar purposes for certain customers seeking higher-yielding instruments or maintaining deposit levels below FDIC insurance limits. Significant balance sheet strategies to assist in managing the net interest margin in the current interest rate environment may include:

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Wesbanco is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Wesbanco’s internal control over financial reporting is a process designed under the supervision of Wesbanco’s chief executive officer and chief financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Wesbanco’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with policies and procedures may deteriorate.

Wesbanco’s management assessed the effectiveness of Wesbanco’s internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Based on the assessment, management determined that, as of December 31, 2025, Wesbanco’s internal control over financial reporting was not effective at a reasonable assurance level, based on the COSO criteria.

Management identified a material weakness in the design and operating effectiveness of controls related to the fair value of assets acquired as part of the Premier Financial Corp. business combination, including a lack of precision and evidence of reviews of the assumptions supporting the fair value of acquired assets. A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of Wesbanco's annual or interim financial statements will not be prevented or detected on a timely basis. To remediate the material weakness, Wesbanco's management is in the process of implementing certain changes to Wesbanco’s internal controls and will implement additional internal controls during 2026 to remediate the control deficiencies that led to the material weakness. Specifically, Wesbanco’s management plans to engage independent third-party advisors to assess the reasonableness of the control design to ensure inspectable evidence of review is robust. Wesbanco’s management believes these remediation measures will strengthen Wesbanco’s internal control over financial reporting and remediate the material weakness (and related control deficiencies) identified.

The effectiveness of Wesbanco’s internal control over financial reporting as of December 31, 2025 has been audited by Ernst & Young LLP, Wesbanco’s independent registered public accounting firm, as stated in their accompanying report appearing below.

/s/ Jeffrey H. Jackson	/s/ Daniel K. Weiss, Jr.
Jeffrey H. Jackson	Daniel K. Weiss, Jr.
President and Chief Executive Officer	Senior Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Wesbanco, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Wesbanco, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Wesbanco, Inc. (the Company) has not maintained effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management identified a material weakness in the design and operating effectiveness of controls related to the fair value of assets acquired as part of the Premier Financial Corp. business combination, including a lack of precision and evidence of reviews of the assumptions supporting the fair value of acquired assets.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2025 consolidated financial statements, and this report does not affect our report dated March 2, 2026, which expressed an unqualified opinion thereon.

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

March 2, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Wesbanco, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Wesbanco, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 2, 2026 expressed an adverse opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the account or disclosure to which they relate.

Allowance for credit losses - loans
Description of the Matter

The Company’s loan portfolio totaled $19.2 billion as of December 31, 2025, and the associated allowance for credit losses - loans (ACL) was $218.7 million. As discussed in Note 1 and 5 to the consolidated financial statements, the ACL reflects the lifetime expected credit losses on the Company’s loan portfolio. The ACL is calculated utilizing the probability of default / loss given default approach to calculate the expected loss for each segment, which is then discounted to net present value. The primary macroeconomic drivers of the quantitative model includes the forecast of national unemployment and interest rate spreads. The evaluation also considers qualitative factor adjustments such as economic trends and conditions.

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

To test management’s determination of the macroeconomic forecast, we evaluated the reasonableness of the Company’s macroeconomic assumptions and judgments in estimating future credit losses, including the selection of the forecasted macroeconomic assumptions and considerations of alternative forecasted macroeconomic scenarios. This included obtaining corroborative information, including employment statistics, economic reports and alternative economic forecasts, as well as performing an independent search for the existence of new or contrary information relating to independent macroeconomic forecast to validate that management’s considerations are appropriate. We also verified the underlying economic forecast data used to estimate the quantitative reserve was complete and accurate. Additionally, we evaluated whether the overall ACL appropriately reflects losses expected in the loan portfolio by comparing it to the Company’s historical loss data and to peer bank data. We also performed analytical procedures on the ACL, including coverage ratios and comparison to prior periods as well as prior economic cycles.

Business Combination - Fair Value of Acquired Loans and Core Deposit Intangibles
Description of the Matter

As described in Note 2 to the consolidated financial statements, the Company acquired Premier Financial Corp. (PFC) on February 28, 2025, and recognized $5.9 billion in fair value of loans acquired and $136 million in core deposit intangibles (CDI).

The fair value of acquired loans is based on a discounted cash flow methodology that considers credit loss and prepayment expectations, market interest rates and other market factors, such as liquidity. The fair value of CDI is also based on a discounted cash flow methodology that considers estimates of customer attrition rates, net maintenance costs of the deposit base, interest costs associated with customer deposits, alternative cost of funds, and a market discount rate.

Auditing the Company’s estimate of the fair value of acquired loans was complex due to the significant judgment required by management in developing the credit loss and prepayment expectations, along with the discount rates used in the discounted cash flow methodology. Auditing the Company’s estimate of the CDI fair value was complex due to the significant judgment required by management in developing the estimates of customer attrition rates used in the discounted cash flow model. These required a high degree of auditor judgment and effort in performing procedures and evaluating audit evidence obtained related to the significant judgments made by management and required the use of professionals with specialized skill and knowledge.

How We Addressed the Matter in Our Audit

To test the estimated fair value of acquired loans and CDI, our audit procedures included, among others, involving valuation specialists to assist us in testing management’s discounted cash flow methodology and significant assumptions.

To test the estimated fair value of acquired loans, we involved our specialists to develop, on a sample basis, independent expectations for credit losses, prepayments and discount rates and compared management’s assumptions to the independently developed ranges based on third party market data. Additionally, we tested, on a sample basis, completeness and accuracy of the underlying loan data provided by management that was used in the discounted cash flow model. Lastly, on a sample basis, we performed independent comparative calculations of the fair value adjustment to the acquired loans.

To test the estimated fair value of the CDI, we involved our specialists to assess customer attrition rates and to develop an independent fair value range which we compared to management’s fair value. Additionally, we tested the completeness and accuracy of the deposit data used in the discounted cash flow model.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1996.

Pittsburgh, Pennsylvania

March 2, 2026

WESBANCO, INC. CONSOLIDATED BALANCE SHEETS

	December 31,
(in thousands, except shares)	2025	2024
ASSETS
Cash and due from banks, including interest bearing amounts of $751,249 and $425,866, respectively	$956,109	$568,137
Securities:
Equity securities, at fair value	30,809	13,427
Available-for-sale debt securities, at fair value	3,288,332	2,246,072
Held-to-maturity debt securities (fair values of $1,035,957 and $1,006,817, respectively)	1,132,114	1,152,906
Allowance for credit losses, held-to-maturity debt securities	(168)	(146)
Net held-to-maturity debt securities	1,131,946	1,152,760
Total securities	4,451,087	3,412,259
Loans held for sale	87,454	18,695
Portfolio loans, net of unearned income	19,226,432	12,656,429
Allowance for credit losses - loans	(218,749)	(138,766)
Net portfolio loans	19,007,683	12,517,663
Premises and equipment, net	263,240	219,076
Accrued interest receivable	106,651	78,324
Goodwill and other intangible assets, net	1,723,385	1,124,016
Bank-owned life insurance	557,512	360,738
Other assets	543,212	385,390
Total Assets	$27,696,333	$18,684,298
LIABILITIES
Deposits:
Non-interest bearing demand	$5,376,767	$3,842,758
Interest bearing demand	5,186,880	3,771,314
Money market	5,072,039	2,429,977
Savings deposits	3,157,782	2,362,736
Certificates of deposit	2,875,372	1,726,932
Total deposits	21,668,840	14,133,717
Federal Home Loan Bank borrowings	1,200,000	1,000,000
Other short-term borrowings	110,679	192,073
Subordinated debt and junior subordinated debt	308,529	279,308
Total borrowings	1,619,208	1,471,381
Accrued interest payable	19,150	14,228
Other liabilities	357,222	274,691
Total Liabilities	23,664,420	15,894,017
SHAREHOLDERS’ EQUITY
Preferred stock, no par value; 1,000,000 shares authorized; 0 and 150,000 shares 6.75% non-cumulative perpetual preferred stock, Series A, liquidation preference $150,000,000, issued and outstanding at December 31, 2025 and December 31, 2024, respectively	—	144,484
Preferred stock, no par value, 1,000,000 shares authorized; 230,000 and 0 shares 7.375% non-cumulative perpetual preferred stock, Series B, liquidation preference $230,000,000, issued and outstanding at December 31, 2025 and December 31, 2024, respectively	224,187	—
Common stock, $2.0833 par value; 200,000,000 shares authorized; 96,067,559 and 75,354,034 shares issued; 96,067,559 and 66,919,805 shares outstanding at December 31, 2025 and December 31, 2024, respectively	200,137	156,985
Capital surplus	2,490,440	1,809,679
Retained earnings	1,252,765	1,192,091
Treasury stock (0 and 8,434,229 shares at cost, respectively)	—	(292,244)
Accumulated other comprehensive loss	(133,320)	(218,632)
Deferred benefits for directors	(2,296)	(2,082)
Total Shareholders’ Equity	4,031,913	2,790,281
Total Liabilities and Shareholders’ Equity	$27,696,333	$18,684,298

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(in thousands, except shares and per share amounts)	2025	2024	2023
INTEREST AND DIVIDEND INCOME
Loans, including fees	$1,097,203	$709,802	$596,852
Interest and dividends on securities:
Taxable	116,342	70,559	73,449
Tax-exempt	18,702	18,089	18,830
Total interest and dividends on securities	135,044	88,648	92,279
Other interest income	39,693	27,191	22,385
Total interest and dividend income	1,271,940	825,641	711,516
INTEREST EXPENSE
Interest bearing demand deposits	120,953	107,700	72,866
Money market deposits	131,839	72,899	36,616
Savings deposits	35,176	31,066	23,869
Certificates of deposit	87,788	53,236	18,472
Total interest expense on deposits	375,756	264,901	151,823
Federal Home Loan Bank borrowings	58,434	62,489	59,318
Other short-term borrowings	3,433	3,953	2,545
Subordinated debt and junior subordinated debt	20,017	16,090	16,492
Total interest expense	457,640	347,433	230,178
NET INTEREST INCOME	814,300	478,208	481,338
Provision for credit losses	77,242	19,206	17,734
Net interest income after provision for credit losses	737,058	459,002	463,604
NON-INTEREST INCOME
Trust fees	37,087	30,676	28,135
Service charges on deposits	41,392	29,979	26,116
Digital banking income	26,475	19,953	19,454
Net swap fee and valuation income	8,896	5,941	6,912
Net securities brokerage revenue	11,846	10,238	10,055
Bank-owned life insurance	15,101	9,544	11,002
Mortgage banking income	6,194	4,270	2,652
Net securities gains	3,379	1,408	900
Net (losses)/gains on other real estate owned and other assets	(424)	142	1,520
Other income	16,809	15,832	13,701
Total non-interest income	166,755	127,983	120,447
NON-INTEREST EXPENSE
Salaries and wages	230,977	177,516	176,938
Employee benefits	67,015	46,141	46,901
Net occupancy	33,237	25,157	25,338
Equipment and software	62,612	41,303	36,666
Marketing	9,861	9,764	11,178
FDIC insurance	20,897	14,215	12,249
Amortization of intangible assets	29,070	8,251	9,088
Restructuring and merger-related expense	75,933	6,400	3,830
Other operating expenses	94,973	73,124	67,814
Total non-interest expense	624,575	401,871	390,002
Income before provision for income taxes	279,238	185,114	194,049
Provision for income taxes	56,133	33,604	35,017
NET INCOME	$223,105	$151,510	$159,032
Preferred stock dividends	20,541	10,125	10,125
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$202,564	$141,385	$148,907
EARNINGS PER COMMON SHARE
Basic	$2.23	$2.26	$2.51
Diluted	2.23	2.26	2.51
AVERAGE COMMON SHARES OUTSTANDING
Basic	90,896,991	62,589,406	59,303,210
Diluted	91,034,094	62,653,557	59,427,989
DIVIDENDS DECLARED PER COMMON SHARE	$1.49	$1.45	$1.41

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31,
(in thousands)	2025	2024	2023
Net income	$223,105	$151,510	$159,032
Debt securities available-for-sale:
Net change in unrealized gains on debt securities available-for-sale	110,626	12,511	38,535
Related income tax effect	(26,036)	(2,835)	(10,045)
Net securities (gains) losses reclassified into earnings	(73)	12	241
Related income tax effect	22	(3)	(58)
Amortization of state tax rate adjustment reclassified into earnings	(687)	(233)	—
Net effect on other comprehensive income (loss) for the period	83,852	9,452	28,673
Defined benefit plans:
Amortization of net (gain) loss and prior service costs	(738)	(406)	399
Related income tax effect	175	122	(97)
Recognition of unrealized gain	2,630	845	8,909
Related income tax effect	(607)	(203)	(2,161)
Gain on settlement of retired employee accounts	—	(2,301)	—
Related income tax effect	—	552	—
Net effect on other comprehensive income (loss) for the period	1,460	(1,391)	7,050
Total other comprehensive income	85,312	8,061	35,723
Comprehensive income	$308,417	$159,571	$194,755

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the years ended December 31, 2025, 2024, and 2023
		Common Stock
(in thousands, except shares and per share amounts)	Preferred Stock Amount	Shares Outstanding	Amount	Capital Surplus	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Gain (Loss)	Deferred Benefits for Directors	Total
January 1, 2023	$144,484	59,198,963	$141,834	$1,635,877	$1,077,675	$(308,964)	$(262,416)	$(1,828)	$2,426,662
Net income	—	—	—	—	159,032	—	—	—	159,032
Other comprehensive income	—	—	—	—	—	—	35,723	—	35,723
Comprehensive income									194,755
Common dividends declared ($1.41 per share)	—	—	—	—	(82,906)	—	—	—	(82,906)
Preferred dividends declared ($16.875 per share)	—	—	—	—	(10,125)	—	—	—	(10,125)
Stock issued for dividend reinvestment	—	29,871	—	—	(1,090)	1,090	—	—	—
Treasury shares acquired	—	(162,432)	—	—	—	(3,745)	—	—	(3,745)
Stock options exercised	—	10,755	—	(127)	—	364	—	—	237
Restricted stock granted	—	299,278	—	(8,260)	—	8,260	—	—	—
Stock compensation expense	—	—	—	8,324	—	—	—	—	8,324
Deferred benefits for directors—net	—	—	—	45	—	—	—	(185)	(140)
December 31, 2023	$144,484	59,376,435	$141,834	$1,635,859	$1,142,586	$(302,995)	$(226,693)	$(2,013)	$2,533,062
Net income	—	—	—	—	151,510	—	—	—	151,510
Other comprehensive income	—	—	—	—	—	—	8,061	—	8,061
Comprehensive income									159,571
Common dividends declared ($1.45 per share)	—	—	—	—	(90,766)	—	—	—	(90,766)
Preferred dividends declared ($16.875 per share)	—	—	—	—	(10,125)	—	—	—	(10,125)
Issuance of common stock, net of issuance costs	—	7,272,728	15,151	175,816	—	—	—	—	190,967
Stock issued for dividend reinvestment	—	29,617	—	—	(1,114)	1,114	—	—	—
Treasury shares acquired	—	(49,871)	—	—	—	(1,448)	—	—	(1,448)
Stock options exercised	—	60,489	—	(768)	—	2,292	—	—	1,524
Restricted stock granted	—	230,407	—	(8,793)	—	8,793	—	—	—
Stock compensation expense	—	—	—	7,518	—	—	—	—	7,518
Deferred benefits for directors—net	—	—	—	47	—	—	—	(69)	(22)
December 31, 2024	$144,484	66,919,805	$156,985	$1,809,679	$1,192,091	$(292,244)	$(218,632)	$(2,082)	$2,790,281
Net income	—	—	—	—	223,105	—	—	—	223,105
Other comprehensive income	—	—	—	—	—	—	85,312	—	85,312
Comprehensive income									308,417
Common dividends declared ($1.49 per share)	—	—	—	—	(141,823)	—	—	—	(141,823)
Preferred dividends declared ($16.875 per Series A share; $21.304 per Series B share)	—	—	—	—	(15,025)	—	—	—	(15,025)
Stock issued for PFC acquisition	—	28,738,104	42,326	673,826	—	291,693	—	—	1,007,845
Issuance of preferred stock, net of issuance costs	224,187	—	—	—	—	—	—	—	224,187
Redemption of preferred stock, Series A	(144,484)	—	—	—	—	—	—	—	(144,484)
Redemption premium on preferred stock, Series A	—	—	—	—	(5,516)	—			(5,516)
Stock issued for dividend reinvestment	—	31,993	67	—	(67)	—	—	—	—
Treasury shares acquired	—	(70,683)	—	325	—	(2,305)	—	—	(1,980)
Stock options exercised	—	56,023	44	90	—	1,297	—	—	1,431
Restricted stock granted	—	392,317	715	(2,274)	—	1,559	—	—	—
Stock compensation expense	—	—	—	8,741	—	—	—	—	8,741
Deferred benefits for directors—net	—	—	—	53	—	—	—	(214)	(161)
December 31, 2025	$224,187	96,067,559	$200,137	$2,490,440	$1,252,765	$—	$(133,320)	$(2,296)	$4,031,913

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(in thousands)	2025	2024	2023
OPERATING ACTIVITIES
Net income	$223,105	$151,510	$159,032
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of premises and equipment	20,185	15,288	14,435
Other net (accretion) amortization	(44,400)	11,273	13,573
Provision for credit losses	77,242	19,206	17,734
Net securities gains	(3,379)	(1,408)	(900)
Mortgage banking income	(6,194)	(4,270)	(2,652)
Stock compensation expense	8,741	7,518	8,324
Decrease (increase) in deferred income tax assets, net	42,011	(3,227)	(3,681)
Increase in cash surrender value of bank-owned life insurance	(15,101)	(9,544)	(11,002)
Loans originated for sale	(418,220)	(306,024)	(299,832)
Proceeds from the sale of loans originated for sale	416,002	303,419	291,886
Net change in: accrued interest receivable and other assets	30,833	4,495	(30,029)
Net change in: accrued interest payable and other liabilities	(40,912)	21,069	12,589
Other—net	499	1,694	(155)
Net cash provided by operating activities	290,412	210,999	169,322
INVESTING ACTIVITIES
Net increase in loans held for investment	(584,678)	(1,025,545)	(935,437)
Available-for-sale debt securities:
Proceeds from sales	961,637	—	30,987
Proceeds from maturities, prepayments and calls	638,826	340,607	341,161
Purchases of securities	(1,374,987)	(383,378)	(4,500)
Held-to-maturity debt securities:
Proceeds from maturities, prepayments and calls	54,455	44,657	46,741
Purchases of securities	(35,250)	—	—
Net cash received from the PFC acquisition	200,454	—	—
Sale of portfolio loans - net	73,893	—	—
Purchases of bank owned life insurance	(286)	(285)	—
Proceeds from bank owned life insurance	5,349	4,123	8,330
Purchases of premises and equipment—net	(10,426)	(10,328)	(22,506)
Net cash used in investing activities	(71,013)	(1,030,149)	(535,224)
FINANCING ACTIVITIES
Increase in deposits	671,380	965,170	38,614
Proceeds from Federal Home Loan Bank borrowings	1,175,000	1,175,000	1,605,000
Repayment of Federal Home Loan Bank borrowings	(1,475,000)	(1,525,000)	(960,000)
(Decrease) increase in other short-term borrowings	(81,394)	86,180	(29,176)
Principal repayments of finance lease obligations	(4,780)	(2,948)	(3,347)
Redemption of subordinated debt	(50,000)	—	(2,294)
Dividends paid to common shareholders	(125,245)	(87,416)	(82,290)
Dividends paid to preferred shareholders	(15,026)	(10,125)	(10,125)
Issuance of preferred stock, Series B, net of issuance costs	224,187	—	—
Issuance of common stock, net of equity issuance costs	540	190,967	—
Redemption of preferred stock, Series A	(144,484)	—	—
Redemption premium on preferred stock, Series A	(5,516)	—	—
Treasury shares (purchased) sold—net	(1,089)	76	(3,508)
Net cash provided by financing activities	168,573	791,904	552,874
Net increase (decrease) in cash, cash equivalents and restricted cash	387,972	(27,246)	186,972
Cash, cash equivalents and restricted cash at beginning of the year	568,137	595,383	408,411
Cash, cash equivalents and restricted cash at end of the year	$956,109	$568,137	$595,383
SUPPLEMENTAL DISCLOSURES
Interest paid on deposits and other borrowings	$462,834	$344,253	$223,918
Income taxes paid	31,736	26,835	35,595
Transfers of loans to other real estate owned	544	152	210
Transfers of loans held for sale to portfolio loans	37,086	—	—
Transfers of portfolio loans to loans held for sale	73,893	—	—
Non-cash transactions related to the PFC acquisition	1,007,845	—	—

See Notes to Consolidated Financial Statements.

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations— Wesbanco, Inc. (“Wesbanco” or the “Company”) is a bank holding company offering a full range of financial services, including trust and investment services, mortgage banking, insurance and brokerage services. Wesbanco’s defined business segments are community banking and trust and investment services. As of December 31, 2025, Wesbanco’s banking subsidiary, Wesbanco Bank, Inc. (“Wesbanco Bank” or the “Bank”), headquartered in Wheeling, West Virginia, operates through 251 branches and 266 ATM machines in West Virginia, Ohio, western Pennsylvania, Kentucky, southern Indiana and Maryland. In addition, Wesbanco operates an insurance brokerage company, Wesbanco Insurance Services, Inc., and a full service broker/dealer, Wesbanco Securities, Inc.

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

Payment processing fees: Payment processing fees are earned from the bill payment and electronic funds transfer (“EFT”) services provided under the name WesPay. The fees are derived from both the individual consumer banking transactions and from businesses or service providers through monthly billing for total transactions occurring. These fees are earned at the time the transaction or customer activity occurs. The fees are debited from the customers’ deposit accounts or charged directly to the business or service provider. Payment processing fees are recorded within other non-interest income on the Consolidated Statements of Income.

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

Acquired Loans— Loans acquired in connection with acquisitions are recorded at their acquisition-date fair value and are classified into two categories; purchased financial instruments with more than insignificant credit deterioration (“PCD”) loans, and loans with insignificant credit deterioration (“non-PCD”). PCD loans are defined as a loan or group of loans that have experienced more than insignificant credit deterioration since origination. Non-PCD loans will have an allowance established on acquisition date, which is recognized in the current period provision for credit losses. For PCD loans, an allowance is recognized on day 1 by adding it to the fair value of the loan, which is the “Day 1 amortized cost”. In accordance with day 1 purchase accounting, there is no credit loss expense recognized on PCD loans because the initial allowance is established by grossing-up the amortized cost of the PCD loans. Subsequently, changes to the allowance on PCD loans are recorded through the provision. Determining the fair value of the acquired loans involves estimating the principal and interest cash flows expected to be collected on the loans. Management considers a number of factors in evaluating the acquisition-date fair value including the remaining life of the acquired loans, delinquency status, estimated prepayments, payment options and other loan features, internal risk grade, estimated value of the underlying collateral and interest rate environment.

PCD loans are accounted for in accordance with Accounting Standards Codification (“ASC”) 326-20, Financial Instruments – Credit Losses – Measure at Amortized Cost, if, at acquisition, the loan or pool of loans has experienced more-than-insignificant credit deterioration since origination. At acquisition, Wesbanco considers several factors as indicators that an acquired loan or pool of loans has experienced more-than-insignificant credit deterioration. These factors primarily include loans with an internal non-pass (criticized and classified) risk rating and loans classified as non-accrual.

Under ASC 326-20, a group of loans with similar risk characteristics can be assessed to determine if the pool of loans is PCD. However, if a loan does not have similar risk characteristics as any other acquired loan, the loan is individually assessed to determine if it is PCD. In addition, the initial allowance related to acquired loans can be estimated for a pool of loans if the loans have similar risk characteristics. Even if the loans were individually assessed to determine if they were PCD, they can be grouped together in the initial allowance calculation if they share similar risk characteristics. The initial allowance calculation for PCD loans is calculated as the expected contractual cash shortfalls. If a PCD loan has an unfunded commitment at acquisition, the initial allowance for credit losses calculation reflects only the expected credit losses associated with the funded portion of the PCD loan. Expected credit losses associated with the unfunded commitment are included in the initial measurement of the commitment.

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

The allowance for credit losses reflects the risk of loss on the loan portfolio. To appropriately measure expected credit losses, management disaggregates the loan portfolio into pools of similar risk characteristics. The Company utilizes a PD and LGD approach to calculate the expected loss for each segment, which is then discounted to net present value. PD is the probability the asset will default within a given timeframe and LGD is the percentage of the assets not expected to be collected due to default. The primary macroeconomic drivers of the quantitative model include forecasts of national unemployment and interest rate spreads, as well as modeling adjustments for changes in prepayment speeds, portfolio mix and loan growth. Management relies on macroeconomic forecasts obtained from various reputable third party sources. These forecasts can range from one to two years, depending upon the facts and circumstances of the current state of the economy, portfolio segment and management’s judgment of what can be reasonably supported. The model reversion period can range from immediate to three years.

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

Recent accounting pronouncements—The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) as noted below.

ASU 2025‑12 — Codification Improvements

In December 2025, the FASB issued ASU 2025‑12, “Codification Improvements.” This Update is part of the Board’s ongoing effort to address technical corrections, clarifications, and minor improvements across the FASB Accounting Standards Codification. These improvements refine the application of existing guidance, resolve inconsistencies, and improve the usability of the Codification without introducing significant changes to accounting practice or requiring substantial implementation effort. The amendments are not expected to significantly affect current practice. However, updates will be reviewed for any potential effects on accounting policies or disclosure processes.

The amendments in this Update are effective for all entities for annual periods beginning after December 15, 2026, including interim periods within those annual periods. Early adoption is permitted. The adoption of this pronouncement is not expected to have a material impact on the Consolidated Financial Statements.

ASU 2025‑11 — Interim Reporting (Topic 270): Narrow‑Scope Improvements

In December 2025, the FASB issued ASU 2025‑11, “Interim Reporting (Topic 270): Narrow‑Scope Improvements.” The amendments are intended to improve the navigability and clarity of interim reporting requirements under Topic 270. The Update clarifies when Topic 270 applies, adds a comprehensive list of required interim disclosures, and introduces a disclosure principle requiring entities to disclose events occurring after the most recent annual period that have a material impact on the entity.

The Update does not expand or reduce overall interim disclosure requirements but instead compiles and organizes them to improve consistency and comparability. The guidance also clarifies form‑and‑content expectations for interim financial statements, including the use of condensed statements, and aligns GAAP with prior SEC requirements regarding material events.

The amendments are effective for interim reporting periods beginning after December 15, 2027, for public business entities and one year later for all other entities. Early adoption is permitted, with prospective or retrospective application available. The adoption of this pronouncement is not expected to have a material impact on the Consolidated Financial Statements.

ASU 2025‑10 — Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities

In December 2025, the FASB issued ASU 2025‑10, “Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities.” The amendments establish authoritative U.S. GAAP for the recognition, measurement, and presentation of government grants received by business entities. Historically, in the absence of explicit guidance, entities analogized to IAS 20 or ASC 958‑605, resulting in diversity in practice. ASU 2025‑10 adopts a model largely based on IAS 20, with revisions for U.S. GAAP.

Under this Update, a government grant is defined as a transfer of a monetary or tangible nonmonetary asset from a governmental body in a non‑exchange transaction. The guidance excludes transactions such as income‑tax credits under Topic 740, below‑market interest rate loans, government guarantees, contributions from nongovernmental sources, and transfers of intangible assets or services. Recognition is required when it is probable that the entity will comply with grant conditions and the grant will be received. Grants related to assets are recognized as the related costs are incurred; grants related to income are recognized as the related expenses are incurred.

The amendments are effective for public business entities for annual periods beginning after December 15, 2028, and one year later for all other entities. Early adoption is permitted. The adoption of this pronouncement is not expected to have a material impact on the Consolidated Financial Statements.

ASU 2025-09 — Derivatives and Hedging (Topic 815): Hedging Accounting Improvements

In November 2025, the FASB issued ASU 2025‑09, “Derivatives and Hedging (Topic 815): Hedge Accounting Improvements.” The amendments in this Update enhance and clarify several aspects of hedge accounting to better align financial reporting with the economics of an entity’s risk‑management activities. The guidance addresses key areas including similar risk assessments for groups of forecasted transactions, hedging of forecasted interest payments on “choose‑your‑rate” debt instruments, hedging of nonfinancial forecasted transactions, use of net written options as hedging instruments, and the treatment of foreign currency‑denominated debt in certain dual hedging strategies. The amendments allow a broader set of forecasted transactions to qualify for hedge accounting by focusing on “similar risk exposure” rather than requiring identical risk characteristics. Entities must evaluate this criterion at hedge inception and on an ongoing basis, using qualitative assessments where appropriate.

The amendments in this Update are effective for public business entities for annual periods beginning after December 15, 2026, and one year later for all other entities. Early adoption is permitted. Adoption is prospective, with transition provisions available to facilitate migration of existing hedging relationships. The adoption of this pronouncement is not expected to have a material impact on the Consolidated Financial Statements.

ASU 2025-08 — Financial Instruments—Credit Losses (Topic 326): Purchased Loans

In November 2025, the FASB issued ASU 2025‑08, “Financial Instruments—Credit Losses (Topic 326): Purchased Loans.” The amendments in this update make significant changes to the accounting for certain acquired seasoned loans subject to CECL. The Board decided not to change the existing models for originated assets, PCD assets or other acquired assets.

Under the ASU, the initial allowance for credit losses recorded upon the acquisition of loans in scope is recognized as an adjustment to the amortized cost basis of the loan–similar to the PCD model. For these loans, the “day-one” credit loss estimate does not impact earnings immediately but rather is amortized over time as an adjustment to interest income. Subsequent changes in the allowance for credit losses are reported in earnings within credit loss expense.

The amendments in this Update are effective for all entities for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years, and are to be applied prospectively to loans acquired on or after the date of adoption. Early adoption is permitted. The adoption of this pronouncement is not expected to have a material impact on the Consolidated Financial Statements.

ASU 2025-07 — Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606)

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

ASU 2025-05 — Financial Instruments—Credit Losses (Topic 326)

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

ASU 2025-01 & 2024-03 — Income Statement — Reporting Comprehensive Income –Expense Disaggregation Disclosures (Subtopic 220-40)

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

ASU 2023-09 — Income Taxes (Topic 740): Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740)." The amendments in this Update related to the rate reconciliation and income taxes paid disclosures and are designed to improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. For Wesbanco, the amendments are effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The adoption of this pronouncement did not have a material impact on the Consolidated Financial Statements but has resulted in additional disclosures within the Notes to the Consolidated Financial Statements related to income taxes. Please refer to Footnote 16, "Income Taxes" for additional information.

NOTE 2. MERGERS AND ACQUISITIONS

On February 28, 2025, Wesbanco completed its acquisition of Premier Financial Corp. ("PFC"), a bank holding company headquartered in Defiance, OH. On the acquisition date, PFC had approximately $7.9 billion in assets, excluding goodwill and intangible assets, which included approximately $5.9 billion in portfolio loans and $1.2 billion in investment securities. The PFC acquisition was valued at $1.0 billion, based on Wesbanco's closing stock price per share on February 28, 2025 of $35.07, and resulted in all of PFC's common shares outstanding immediately prior to the effectiveness of the acquisition, as well as certain of PFC's outstanding equity awards, converting into the right to receive 28,738,104 shares of Wesbanco common stock in the aggregate, of which 20,316,670 were newly issued shares and 8,421,434 were treasury shares. Following completion of the acquisition, PFC shareholders represent approximately 30% of the voting interests in Wesbanco. With the acquisition of PFC, Wesbanco acquired 73 branches and increased its market share in Ohio, while expanding into contiguous markets in northwestern Ohio and Michigan. The assets and liabilities of PFC were recorded on Wesbanco's balance sheets at their estimated fair values as of February 28, 2025, the acquisition date, and PFC's results of operations have been included in Wesbanco's Consolidated Statements of Income since that date. Based on the purchase price allocation, Wesbanco recorded $485.5 million in goodwill and $136.0 million in core deposit intangibles in its Community Banking segment, and $6.9 million in customer list intangibles in its Trust and Investment Services segment, which reflects the expected synergies and economies of scale resulting from the acquisition. None of the goodwill is deductible for income tax purposes as the acquisition is accounted for as a tax-free exchange for tax purposes. As a result of the integration of the operations of PFC, it is not practicable to determine revenue or net income included in Wesbanco’s operating results relating to PFC since the date of acquisition, as PFC's results cannot be separately identified. For the year ended December 31, 2025, Wesbanco recorded merger-related expenses of $56.8 million associated with the PFC acquisition.

The final purchase price of the PFC acquisition and resulting goodwill is summarized as follows:

(in thousands)	February 28, 2025
Fair value of Wesbanco shares issued	$1,007,845
Cash consideration for outstanding PFC shares	138
Total purchase price	$1,007,983
Fair value of:
Tangible assets acquired	$7,753,638
Core deposit and other intangible assets acquired	142,912
Liabilities assumed	(7,574,687)
Net cash received in the acquisition	200,592
Fair value of net assets acquired	522,455
Goodwill recognized	$485,528

The PFC acquisition was accounted for under the acquisition method of accounting. Assets acquired and liabilities assumed in the acquisition were recorded at their respective acquisition date estimated fair values. These estimates were recorded based on valuations available at the acquisition date. In many cases, the determination of fair value required management to make estimates about discount rates, expected future cash flows, market conditions and other future events that are highly subjective in nature and subject to change.

The following table presents the amounts recognized as of the acquisition date for each major class of assets acquired and liabilities assumed:

(in thousands)	February 28, 2025

Total merger consideration		$1,007,983
Fair value of assets acquired
Cash and due from banks	$200,592
Equity securities	14,601
Available-for-sale debt securities	1,149,980
Loans held for sale	169,607
Net portfolio loans	5,890,376
Premises and equipment	63,137
Accrued interest receivable	33,762
Intangible assets	142,912
Bank-owned life insurance	186,736
Deferred taxes	110,539
Other assets	134,900
Total assets acquired	$8,097,142
Fair value of liabilities assumed
Deposits	$6,873,446
FHLB borrowings	502,028
Subordinated debt and junior subordinated debt	80,606
Accrued interest payable	3,620
Other liabilities	114,987
Total liabilities assumed	$7,574,687
Net assets acquired		$522,455
Goodwill		$485,528

The following table presents the changes in the allocation of the purchase price of the assets acquired and the liabilities assumed at the date of the acquisition initially reported:

(in thousands)	February 28, 2025
Preliminary goodwill initially recognized	$483,397
Change in fair value of net assets acquired:
Assets
Loans held for sale	(29,364)
Net portfolio loans	38,253
Intangible assets	(8,602)
Deferred tax assets	11,361
Premises and equipment	(254)
Accrued income and other assets	640
Liabilities
Accrued expenses and other liabilities	(14,165)
Fair value of net assets acquired	$(2,131)
Increase in goodwill recognized	2,131
Final goodwill recognized	$485,528

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

Net portfolio loans – A valuation of the portfolio loans was performed by a third party as of the acquisition date to assess the fair value. The portfolio was segmented into three groups, including performing purchased credit deteriorated ("PCD") loans, non-accrual PCD loans and non-PCD loans. The loans were further pooled based on loan type and interest rate terms. The non-PCD loans were valued at the pool level using a discounted cash flow methodology. The methodology included projecting cash flows based on the contractual terms of the loans and the cash flows were adjusted to reflect credit loss expectations along with prepayments. Discount rates were developed based on the relative risk of the cash flows, taking into consideration the loan type, market rates as of the valuation date, recent originations in the portfolio, credit loss expectations, and liquidity expectations. Lastly, cash flows adjusted for credit loss expectations were discounted to present value and summed to arrive at the fair value of the loans.

Loans acquired in the PFC acquisition were reviewed to identify any that had experienced a more-than-insignificant deterioration in credit quality since origination. Loans that met established criteria indicating such deterioration are classified as PCD loans. These loans are recorded at the purchase price net of expected allowance for credit losses at the time of acquisition. In addition, a non-credit discount or premium is allocated to the PCD loans based on a valuation by a third-party specialist. Under this method, the acquired PCD loans do not incur a provision for credit losses affecting net income at acquisition. However, changes to the allowance for these PCD loans in subsequent periods would be recognized through the provision for credit losses.

Of the $5.9 billion in loans held for investment acquired from PFC, $5.7 billion were identified as non-PCD and $0.2 billion were identified as PCD. The non-PCD loans have an unpaid principal balance of $6.0 billion and interest and credit marks that total $0.3 billion. The PCD loans are summarized in the following table:

(in thousands)
Unpaid principal balance of acquired PCD loans	$261,098
Allowance on PCD at acquisition	(22,226)
Non-credit discount on PCD	(19,453)
Fair value price of PCD loans	$219,419

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

The operating results of the Company include the operating results produced by the acquired assets and assumed liabilities in the acquisition for the period March 1, 2025 to December 31, 2025.

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

	For the Years Ended
	December 31,
(in thousands)	2025 (1)	2024 (2)
Net interest income	$805,469	$761,392
Non-interest income	181,296	178,194
Net income	$267,697	$257,717

(1) Includes the net impact of after-tax purchase accounting accretion adjustments from the PFC acquisition totaling $31.1 million for the year ended December 31, 2025.

(2) Includes the net impact of after-tax purchase accounting accretion adjustments from the PFC acquisition totaling $44.9 million for the year ended December 31, 2024.

NOTE 3. EARNINGS PER COMMON SHARE

Earnings per common share are calculated as follows:

	For the Years Ended December 31,
(in thousands, except shares and per share amounts)	2025	2024	2023
Numerator for both basic and diluted earnings per common share:
Net income available to common shareholders	$202,564	$141,385	$148,907
Denominator:
Total average basic common shares outstanding	90,896,991	62,589,406	59,303,210
Effect of dilutive stock options and other stock compensation	137,103	64,151	124,779
Total average diluted common shares outstanding	91,034,094	62,653,557	59,427,989
Earnings per common share—basic	$2.23	$2.26	$2.51
Earnings per common share—diluted	2.23	2.26	2.51

As of December 31, 2025, 2024 and 2023, 364,286, 454,126 and 594,017 options, respectively, to purchase shares were not included in the diluted shares calculation because the exercise price was greater than the average market price of a common share and, therefore, the effect would be antidilutive.

As of December 31, 2025, 2024 and 2023, 16,500, 0 and 24,000 shares, respectively, were estimated to be awarded under the active TSR plans and were included in the diluted shares calculation.

In addition, performance-based restricted stock compensation totaling 66,439, 17,550 and 68,833 shares were estimated to be awarded as of December 31, 2025, 2024 and 2023, respectively, and were included in the diluted shares calculation.

As previously disclosed, in conjunction with the announcement of the acquisition of PFC, on August 1, 2024, Wesbanco issued 7,272,728 shares of common stock to complete a $200 million common equity capital raise. This equity issuance was primarily to support the pro-forma bank's balance sheet and regulatory capital ratios. As well, 28,738,104 shares were needed as merger consideration to complete the PFC acquisition on February 28, 2025. To accomplish this, Wesbanco used 8,421,434 shares of Treasury stock and 20,316,670 newly-issued common shares. These shares are included in average shares outstanding beginning on those dates mentioned. For additional information relating to the PFC acquisition, refer to Note 2, "Mergers and Acquisitions."

NOTE 4. SECURITIES

The following table presents the fair value and amortized cost of available-for-sale and held-to-maturity debt securities:

	December 31, 2025				December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities
U.S. Treasury	$196,586	$271	$—	$196,857	$146,113	$63	$(63)	$146,113
U.S. Government sponsored entities and agencies	243,408	212	(20,623)	222,997	224,944	—	(30,702)	194,242
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	2,771,608	15,149	(176,309)	2,610,448	1,850,284	245	(257,088)	1,593,441
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	66,043	233	(2,661)	63,615	235,873	51	(4,142)	231,782
Asset backed securities	69,095	45	(205)	68,935
Obligations of states and political subdivisions	74,738	412	(1,962)	73,188	71,919	25	(3,324)	68,620
Corporate debt securities	51,334	1,015	(57)	52,292	11,974	—	(100)	11,874
Total available-for-sale debt securities	$3,472,812	$17,337	$(201,817)	$3,288,332	$2,541,107	$384	$(295,419)	$2,246,072
Held-to-maturity debt securities
U.S. Government sponsored entities and agencies	$2,341	$—	$(134)	$2,207	$2,988	$—	$(260)	$2,728
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	27,014	2	(1,547)	25,469	32,803	—	(2,754)	30,049
Obligations of states and political subdivisions	1,100,788	2,137	(96,687)	1,006,238	1,098,957	164	(143,130)	955,991
Corporate debt securities	1,971	72	—	2,043	18,158	—	(109)	18,049
Total held-to-maturity debt securities (1)	$1,132,114	$2,211	$(98,368)	$1,035,957	$1,152,906	$164	$(146,253)	$1,006,817
Total debt securities	$4,604,926	$19,548	$(300,185)	$4,324,289	$3,694,013	$548	$(441,672)	$3,252,889

(1) Total held-to-maturity debt securities are presented on the balance sheet net of their allowance for credit losses totaling $0.2 million and $0.1 million at December 31, 2025 and 2024, respectively.

At December 31, 2025 and 2024 there were no holdings of any one issuer, other than U.S. government sponsored entities and its agencies, in an amount greater than 10% of Wesbanco’s shareholders’ equity.

Equity securities, of which $28.2 million consist of investments in various mutual funds held in grantor trusts formed in connection with the Company’s deferred compensation plan, are recorded at fair value and totaled $30.8 million and $13.4 million at December 31, 2025 and 2024, respectively.

The following table presents the amortized cost and fair value of available-for-sale and held-to-maturity debt securities by contractual maturity at December 31, 2025. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay debt obligations with or without prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations are classified in the table below based on their contractual maturity date; however, regular principal payments and prepayments of principal are received on a monthly basis.

(in thousands)	Amortized Cost	Fair Value
Available-for-sale debt securities
Less than one year	$206,834	$207,044
1-5 years	222,295	216,244
5-10 years	372,985	349,563
Over 10 years	2,670,698	2,515,481
Total available-for-sale debt securities	$3,472,812	$3,288,332
Held-to-maturity debt securities
Less than one year	$17,507	$17,512
1-5 years	242,235	238,293
5-10 years	565,542	515,215
Over 10 years	306,830	264,937
Total held-to-maturity debt securities	$1,132,114	$1,035,957
Total debt securities	$4,604,926	$4,324,289

Securities with an aggregate fair value of $2.8 billion and $2.2 billion at December 31, 2025 and 2024, respectively, were pledged as security for public and trust funds, and securities sold under agreements to repurchase. Proceeds from the sale of available-for-sale securities were $961.6 million and $31.0 million for the years ended December 31, 2025 and 2023, respectively. There were no sales of available-for-sale securities for the year ended December 31, 2024. Net unrealized losses on available-for-sale securities included in accumulated other comprehensive income, net of tax, as December 31, 2025, 2024, and 2023 were $139.5 million, $223.8 million and $233.2 million, respectively.

The following table presents the gross realized gains and losses on sales and calls of available-for-sale and held-to-maturity debt securities, as well as gains and losses on equity securities from both sales and market adjustments for the years ended December 31, 2025, 2024 and 2023, respectively. All gains and losses presented in the table below are included in the net securities gains (losses) line item of the income statement. For those equity securities relating to the key officer and director deferred compensation plan, the corresponding change in the obligation to the participant is recognized in employee benefits expense.

	For the Years Ended December 31,
(in thousands)	2025	2024	2023
Debt securities:
Gross realized gains	$496	$—	$65
Gross realized losses	(423)	(35)	(302)
Net (losses) gains on debt securities	$73	$(35)	$(237)
Equity securities:
Unrealized gains (losses) recognized on securities still held	$3,306	$1,443	$1,137
Net gains (losses) on equity securities	$3,306	$1,443	$1,137
Net securities gains (losses)	$3,379	$1,408	$900

The corporate and municipal bonds in Wesbanco’s held-to-maturity debt portfolio are analyzed quarterly to determine if an allowance for current expected credit losses is warranted. Wesbanco uses a database of historical financials of all corporate and municipal issuers and actual historic default and recovery rates on rated and non-rated transactions to estimate expected credit losses on an individual security basis. The expected credit losses are adjusted quarterly and are recorded in an allowance for expected credit losses on the balance sheet, which is deducted from the amortized cost basis of the held-to-maturity portfolio as a contra asset. The losses are recorded on the income statement in the provision for credit losses. Accrued interest receivable on held-to-maturity securities, which was $8.2 million and $8.4 million as of December 31, 2025 and 2024, respectively, is excluded from the estimate of credit losses. Held-to-maturity investments in U.S. Government sponsored entities and agencies as well as mortgage-backed securities and collateralized mortgage obligations, which are all either issued by a direct governmental entity or a government-sponsored entity, have no historical evidence supporting expected credit losses; therefore, Wesbanco has estimated these losses at zero, and will monitor this assumption in the future for any economical or governmental policies that could affect this assumption.

The following table provides a roll-forward of the allowance for credit losses on held-to-maturity securities for the years ended December 31, 2025, 2024 and 2023, respectively:

	Allowance for Credit Losses By Category
	For the Years Ended December 31, 2025, 2024 and 2023

	Obligations of
	state and	Corporate
	political	debt
(in thousands)	subdivisions	Securities	Total
Beginning balance at January 1, 2025	$124	$22	$146
Current period provision	31	(9)	22
Write-offs	—	—	—
Recoveries	—	—	—
Ending balance at December 31, 2025	$155	$13	$168

Beginning balance at January 1, 2024	$160	$32	$192
Current period provision	(36)	(10)	(46)
Write-offs	—	—	—
Recoveries	—	—	—
Ending balance at December 31, 2024	$124	$22	$146

Beginning balance at January 1, 2023	$167	$53	$220
Current period provision	(7)	(21)	(28)
Write-offs	—	—	—
Recoveries	—	—	—
Ending balance at December 31, 2023	$160	$32	$192

The following tables provide information on unrealized losses on available-for-sale debt securities that have been in an unrealized loss position for less than twelve months and twelve months or more, for which an allowance for credit losses has not been recorded as of December 31, 2025 and 2024, respectively:

	December 31, 2025
	Less than 12 months			12 months or more			Total
(dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
U.S. Treasury	$—	$—	—	$—	$—	—	$—	$—	—
U.S. Government sponsored entities and agencies	8,252	(109)	3	189,841	(20,514)	42	198,093	(20,623)	45
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	245,766	(1,340)	59	1,307,219	(174,969)	430	1,552,985	(176,309)	489
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	—	—	—	48,325	(2,661)	18	48,325	(2,661)	18
Obligations of states and political subdivisions	4,168	(124)	8	23,806	(1,838)	33	27,974	(1,962)	41
Asset Backed Securities	58,042	(205)	11	—	—	—	58,042	(205)	11
Corporate debt securities	11,050	(55)	8	5,484	(2)	2	16,534	(57)	10
Total temporarily impaired securities	$327,278	$(1,833)	89	$1,574,675	$(199,984)	525	$1,901,953	$(201,817)	614

	December 31, 2024
	Less than 12 months			12 months or more			Total
(dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
U.S. Treasury	$48,846	$(63)	2	$—	$—	—	$48,846	$(63)	2
U.S. Government sponsored entities and agencies	-	-	-	194,242	(30,702)	43	194,242	(30,702)	43
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	149,466	(1,742)	32	1,408,115	(255,346)	447	1,557,581	(257,088)	479
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	9,919	(7)	1	193,085	(4,135)	50	203,004	(4,142)	51
Obligations of states and political subdivisions	10,728	(133)	8	48,038	(3,191)	84	58,766	(3,324)	92
Corporate debt securities	4,479	(21)	4	7,395	(79)	2	11,874	(100)	6
Total temporarily impaired securities	$223,438	$(1,966)	47	$1,850,875	$(293,453)	626	$2,074,313	$(295,419)	673

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

Securities that do not have readily determinable fair values and for which Wesbanco does not exercise significant influence are carried at cost. Cost method investments consist primarily of FHLB stock totaling $58.5 million and $48.2 million at December 31, 2025 and 2024, respectively, and are included in other assets in the Consolidated Balance Sheets. Cost method investments are evaluated for impairment whenever events or circumstances suggest that their carrying value may not be recoverable.

NOTE 5. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

The recorded investment in loans is presented in the Consolidated Balance Sheets net of deferred loan fees and costs, and discounts on purchased loans. Net deferred loan costs were $13.9 million at December 31, 2025 and $11.9 million at December 31, 2024. The un-accreted discount on purchased loans from acquisitions was $302.4 million at December 31, 2025 and $10.5 million at December 31, 2024.

	December 31,	December 31,
(in thousands)	2025	2024
Commercial real estate:
Land and construction	$1,783,637	$1,352,083
Improved property	9,155,197	5,974,598
Total commercial real estate	10,938,834	7,326,681
Commercial and industrial	2,863,893	1,787,277
Residential real estate	3,938,585	2,520,086
Home equity	1,129,394	821,110
Consumer	355,726	201,275
Total portfolio loans	19,226,432	12,656,429
Loans held for sale	87,454	18,695
Total loans	$19,313,886	$12,675,124

Allowance for Credit Losses

The allowance for credit losses under the current expected credit losses methodology is calculated on non-PCD loans utilizing a probability of default ("PD") and loss given default ("LGD") approach, which is then discounted to net present value. PD is the probability the asset will default within a given time frame and LGD is the percentage of the asset not expected to be collected due to default. The primary macroeconomic drivers of the quantitative model include forecasts of national unemployment and interest rates, as well as modeling adjustments for changes in prepayment speeds, portfolio mix, concentrations and loan growth. At December 31, 2025, the primary driver of the change in the allowance model calculation from December 31, 2024 was the initial allowance on the loans acquired in the PFC transaction. Also impacting the allowance were adjustments in regional macroeconomic factors and loan concentrations, increases to specific reserves on individually-evaluated loans and an increase in net charge-offs. The forecast was based upon a probability weighted approach which is designed to incorporate loss projections from a baseline, upside and downside economy. Due to the nonlinearity of credit losses to the economy, the asymmetry is best captured by evaluating multiple economic scenarios through a probability weighted approach. At quarter-end, national unemployment was projected to be 4.8%, and subsequently increase to an average of 5.4% over the remainder of the forecast period. In addition to the quantitative and qualitative changes noted above, the allowance is reflective of $18.6 million in net charge-offs in 2025. Accrued interest receivable for loans was $87.8 million and $62.2 million at December 31, 2025 and December 31, 2024, respectively. Wesbanco made an accounting policy election to exclude accrued interest from the measurement of the allowance for credit losses because the Company has a policy in place to reverse or write-off accrued interest when loans are placed on non-accrual. However, due to their unique nature, Wesbanco does have a $0.3 million reserve on the accrued interest related to individually-evaluated loans at December 31, 2025. In addition, Wesbanco has a $0.1 million reserve on the accrued interest related to loan modifications allowed under the Coronavirus Aid, Relief and Economic Security ("CARES") Act due to the timing and nature of these modifications. Accrued interest related to COVID-19 loan modifications as permitted under the CARES Act was $13.3 million and $13.9 million at December 31, 2025 and December 31, 2024, respectively.

The following tables summarize changes in the allowance for credit losses applicable to each category of the loan portfolio:

	For the Year Ended December 31, 2025
(in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Overdrafts (1)	Total
Balance at beginning of year:
Allowance for credit losses - loans	$8,411	$59,828	$42,398	$21,790	$1,235	$3,391	$1,713	$138,766
Allowance for credit losses - loan commitments	5,105	—	—	1,015	—	—	—	6,120
Total beginning allowance for credit losses - loans and loan commitments	13,516	59,828	42,398	22,805	1,235	3,391	1,713	144,886
Initial allowance for credit losses on acquired PCD loans	177	7,998	7,160	3,192	604	3,095	—	22,226
Provision for credit losses:
Provision for loan losses	2,098	32,900	20,270	9,481	1,564	8,060	2,017	76,390
Provision for loan commitments	394	—	552	(125)	—	9	—	830
Total provision for credit losses - loans and loan commitments (2)	2,492	32,900	20,822	9,356	1,564	8,069	2,017	77,220
Charge-offs	—	(4,517)	(7,248)	(1,465)	(1,565)	(8,434)	(2,618)	(25,847)
Recoveries	21	505	2,352	418	545	2,630	743	7,214
Net recoveries (charge-offs)	21	(4,012)	(4,896)	(1,047)	(1,020)	(5,804)	(1,875)	(18,633)
Balance at end of period:
Allowance for credit losses - loans	10,707	96,714	64,932	33,416	2,383	8,742	1,855	218,749
Allowance for credit losses - loan commitments	5,499	—	552	890	—	9	—	6,950
Total ending allowance for credit losses - loans and loan commitments	$16,206	$96,714	$65,484	$34,306	$2,383	$8,751	$1,855	$225,699

(1) Deposit overdrafts of $40.3 million and $13.8 million are included in total portfolio loans for the periods ending December 31, 2025 and December 31, 2024, respectively.

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

The following tables present the allowance for credit losses and recorded investments in loans by category, as of each period-end:

	Allowance for Credit Losses and Recorded Investment in Loans
(in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial and Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Overdrafts (1)	Total
December 31, 2025
Allowance for credit losses:
Loans individually-evaluated	$—	$20,990	$6,918	$—	$—	$—	$—	$27,908
Loans collectively-evaluated	10,707	75,724	58,014	33,416	2,383	8,742	1,855	190,841
Loan commitments (2)	5,499	—	552	890	—	9	—	6,950
Total allowance for credit losses - loans and commitments	$16,206	$96,714	$65,484	$34,306	$2,383	$8,751	$1,855	$225,699

Portfolio loans:
Individually-evaluated for credit losses	$—	$42,010	$6,965	$—	$—	$—	$—	$48,975
Collectively-evaluated for credit losses	1,783,637	9,113,187	2,856,928	3,938,585	1,129,394	355,726	—	19,177,457
Total portfolio loans	$1,783,637	$9,155,197	$2,863,893	$3,938,585	$1,129,394	$355,726	$—	$19,226,432

December 31, 2024
Allowance for credit losses:
Loans individually-evaluated	$—	$12,461	$5,353	$—	$—	$—	$—	$17,814
Loans collectively-evaluated	8,411	47,367	37,045	21,790	1,235	3,391	1,713	120,952
Loan commitments (2)	5,105	—	—	1,015	—	—	—	6,120
Total allowance for credit losses - loans and commitments	$13,516	$59,828	$42,398	$22,805	$1,235	$3,391	$1,713	$144,886

Portfolio loans:
Individually-evaluated for credit losses	$—	$45,224	$7,116	$—	$—	$—	$—	$52,340
Collectively-evaluated for credit losses	1,352,083	5,929,374	1,780,161	2,520,086	821,110	201,275	—	12,604,089
Total portfolio loans	$1,352,083	$5,974,598	$1,787,277	$2,520,086	$821,110	$201,275	$—	$12,656,429

(1) Deposit overdrafts of $40.3 million and $13.8 million are included in total portfolio loans for the periods ending December 31, 2025 and December 31, 2024, respectively.

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

The following tables summarize commercial loans by their assigned risk grade:

	Commercial Loans by Internally Assigned Risk Grade
(in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Total Commercial Loans
As of December 31, 2025
Pass	$1,748,260	$8,712,676	$2,736,863	$13,197,799
Criticized—compromised	8,331	320,185	84,552	413,068
Classified—substandard	27,046	122,336	42,478	191,860
Classified—doubtful	—	—	—	—
Total	$1,783,637	$9,155,197	$2,863,893	$13,802,727

As of December 31, 2024
Pass	$1,347,374	$5,690,606	$1,721,309	$8,759,289
Criticized—compromised	3,873	189,322	48,805	242,000
Classified—substandard	836	94,670	17,163	112,669
Classified—doubtful	—	—	—	—
Total	$1,352,083	$5,974,598	$1,787,277	$9,113,958

Residential real estate, home equity and consumer loans are not assigned internal risk grades other than as required by regulatory guidelines that are based primarily on the age of past due loans. Wesbanco primarily evaluates the credit quality of residential real estate, home equity and consumer loans based on repayment performance and historical loss rates. The aggregate amount of residential real estate, home equity and consumer loans classified as substandard in accordance with regulatory guidelines were $61.4 million at December 31, 2025 and $23.3 million at December 31, 2024, of which $16.5 million and $4.5 million were accruing, respectively. These loans are not included in the tables above. In addition, $57.1 million and $36.1 million of unfunded criticized and classified commercial loan commitments are not included in the tables above for December 31, 2025 and 2024, respectively.

Past Due and Nonperforming Loans

The following tables summarize the age analysis of all categories of loans.

	Age Analysis of Loans
(in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	90 Days or More Past Due and Accruing
As of December 31, 2025
Commercial real estate:
Land and construction	$1,755,314	$13,535	$13,956	$832	$28,323	$1,783,637	$—
Improved property	9,090,160	13,462	7,636	43,939	65,037	9,155,197	20,507
Total commercial real estate	10,845,474	26,997	21,592	44,771	93,360	10,938,834	20,507
Commercial and industrial	2,838,247	2,055	7,434	16,157	25,646	2,863,893	777
Residential real estate	3,889,494	738	13,513	34,840	49,091	3,938,585	12,479
Home equity	1,106,652	9,938	4,162	8,642	22,742	1,129,394	2,882
Consumer	345,927	6,119	1,822	1,858	9,799	355,726	1,138
Total portfolio loans	19,025,794	45,847	48,523	106,268	200,638	19,226,432	37,783
Loans held for sale	87,454	—	—	—	—	87,454	—
Total loans	$19,113,248	$45,847	$48,523	$106,268	$200,638	$19,313,886	$37,783

Nonperforming loans included above are as follows:
Non-accrual loans	$19,928	$1,215	$1,956	$68,485	71,656	$91,584

As of December 31, 2024
Commercial real estate:
Land and construction	$1,351,251	$832	$—	$—	$832	$1,352,083	$—
Improved property	5,935,163	7,646	8,148	23,641	39,435	5,974,598	5,561
Total commercial real estate	7,286,414	8,478	8,148	23,641	40,267	7,326,681	5,561
Commercial and industrial	1,772,832	957	8,872	4,616	14,445	1,787,277	3,498
Residential real estate	2,506,959	1,483	3,523	8,121	13,127	2,520,086	2,489
Home equity	806,025	7,420	3,043	4,622	15,085	821,110	1,150
Consumer	195,082	3,916	1,384	893	6,193	201,275	857
Total portfolio loans	12,567,312	22,254	24,970	41,893	89,117	12,656,429	13,555
Loans held for sale	18,695	—	—	—	—	18,695	—
Total loans	$12,586,007	$22,254	$24,970	$41,893	$89,117	$12,675,124	$13,555

Nonperforming loans included above are as follows:
Non-accrual loans	$10,117	$684	$613	$28,338	29,635	$39,752

The following tables summarize nonperforming loans:

	Nonperforming Loans
	December 31, 2025			December 31, 2024
(in thousands)	Unpaid Principal Balance (1)	Recorded Investment	Related Allowance	Unpaid Principal Balance (1)	Recorded Investment	Related Allowance
With no related specific allowance recorded:
Commercial real estate:
Land and construction	$832	$832	$—	$—	$—	$—
Improved property	20,883	18,265	—	17,489	15,918	—
Commercial and industrial	12,043	9,133	—	2,896	1,897	—
Residential real estate	44,292	34,332	—	17,200	12,524	—
Home equity	12,673	9,248	—	8,284	6,208	—
Consumer	2,875	1,326	—	140	87	—
Total nonperforming loans without a specific allowance	93,598	73,136	—	46,009	36,634	—
With a specific allowance recorded:
Commercial real estate:
Land and construction	—	—	—	—	—	—
Improved property	11,627	11,489	6,377	3,118	3,118	516
Commercial and industrial	6,959	6,959	6,918	—	—	—
Total nonperforming loans with a specific allowance	18,586	18,448	13,295	3,118	3,118	516
Total nonperforming loans	$112,184	$91,584	$13,295	$49,127	$39,752	$516

(1) The difference between the unpaid principal balance and the recorded investment generally reflects amounts that have been previously charged-off and fair market value adjustments on acquired nonperforming loans.

	Nonperforming Loans
	For the Year Ended December 31, 2025		For the Year Ended December 31, 2024		For the Year Ended December 31, 2023
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related specific allowance recorded:
Commercial real estate:
Land and construction	$777	$—	$79	$—	$22	$—
Improved property	18,423	—	13,396	—	13,369	—
Commercial and industrial	7,898	—	2,166	—	2,530	—
Residential real estate	25,757	—	11,413	—	12,628	—
Home equity	7,978	—	5,317	—	5,119	—
Consumer	1,786	—	79	—	107	—
Total nonperforming loans without a specific allowance	62,619	—	32,450	—	33,775	—
With a specific allowance recorded:
Commercial real estate:
Land and construction	—	—	—	—	—	—
Improved property	9,185	—	624	—	—	—
Commercial and industrial	6,523	—	—	—	—	—
Residential real estate	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total nonperforming loans with a specific allowance	15,708	—	624	—	—	—
Total nonperforming loans	$78,327	$—	$33,074	$—	$33,775	$—

The following table summarizes the recognition of interest income on nonperforming loans:

	For the years ended December 31,
(in thousands)	2025	2024	2023
Average nonperforming loans	$78,327	$33,074	$33,775
Amount of contractual interest income on nonperforming loans	7,845	3,338	1,191
Amount of interest income recognized on nonperforming loans	—	—	—

The following table presents the recorded investment in non-accrual loans:

	Non-accrual Loans (1)
(in thousands)	December 31, 2025	December 31, 2024
Commercial real estate:
Land and construction	$832	$—
Improved property	29,754	19,036
Total commercial real estate	30,586	19,036
Commercial and industrial	16,092	1,897
Residential real estate	34,332	12,524
Home equity	9,248	6,208
Consumer	1,326	87
Total	$91,584	$39,752

(1) At December 31, 2025, there were eleven borrowers with loan balances greater than $1.0 million totaling $35.5 million, as compared to six borrowers with a loan balance greater than $1.0 million totaling $13.1 million at December 31, 2024. Total non-accrual loans include loans that are also restructured for borrowers experiencing financial difficulty. Such loans are also set forth in the following tables.

Modifications for Borrowers Experiencing Financial Difficulty

Tables in this section exclude the financial effects of modifications for loans that were paid off or are otherwise no longer in the loan portfolio as of period end. The following table displays the details of portfolio loans that were modified during the year ended December 31, 2025 presented by loan category:

	For the Year Ended December 31, 2025
(in thousands)	Term Extension	Rate Reduction	Payment Delay	Term Extension and Rate Reduction	Total	Percent of Total by Loan Category
Commercial real estate - land and construction	$29,703	$—	$—	$—	$29,703	1.7
Commercial real estate - improved property	70,143	—	1,456	237	71,836	0.8
Commercial and industrial	6,673	8	172	—	6,853	0.2
Residential real estate	—	—	7,034	—	7,034	0.2
Home equity	13	—	2,008	—	2,021	0.2
Consumer	—	—	1,012	—	1,012	0.3
Total	$106,532	$8	$11,682	$237	$118,459	0.6

	For the Year Ended December 31, 2024
(in thousands)	Term Extension	Rate Reduction	Payment Delay	Term Extension and Rate Reduction	Total	Percent of Total by Loan Category
Commercial real estate - land and construction	$836	$—	$—	$—	$836	0.1
Commercial real estate - improved property	80,183	—	29,329	—	109,512	1.8
Commercial and industrial	7,607	—	46	—	7,653	0.4
Residential real estate	—	—	3,552	—	3,552	0.1
Home equity	—	—	1,644	—	1,644	0.2
Consumer	—	—	368	—	368	0.2
Total	$88,626	$—	$34,939	$—	$123,565	1.0

Unfunded loan commitments on modifications for borrowers experiencing financial difficulty ("MBEFDs") totaled $4.4 million and $0.5 million for loans modified during the twelve months ended December 31, 2025 and December 31, 2024, respectively. These commitments are not included in the table above.

The following table summarizes the financial impacts of loan modifications and payment deferrals made to portfolio loans during the years ended December 31, 2025 and December 31, 2024, presented by loan category:

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024
(in thousands)	Weighted-Average Term Extension (in months)	Weighted-Average Term Extension (in months)
Commercial real estate - land and construction	6	2
Commercial real estate - improved property	14	9
Commercial and industrial	8	6
Residential real estate	—	—
Home equity	180	—
Consumer	—	—

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

	For the Year Ended December 31, 2025
(in thousands)	Term Extension	Payment Delay	Total
Commercial real estate - land and construction	$—	$—	$—
Commercial real estate - improved property	46,280	—	46,280
Commercial and industrial	1,295	—	1,295
Residential real estate	—	976	976
Home equity	—	357	357
Consumer	—	58	58
Total loans that subsequently defaulted	$47,575	$1,391	$48,966

	For the Year Ended December 31, 2024
(in thousands)	Term Extension	Payment Delay	Total
Commercial real estate - land and construction	$—	$—	$—
Commercial real estate - improved property	3,118	—	3,118
Commercial and industrial	161	46	207
Residential real estate	—	301	301
Home equity	—	195	195
Consumer	—	65	65
Total loans that subsequently defaulted	$3,279	$607	$3,886

The following tables present an aging analysis of portfolio loans by loan category that were modified during the twelve months prior to December 31, 2025 and December 31, 2024:

	December 31, 2025
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
Commercial real estate - land and construction	$—	$—	$—	$—	$29,703	$29,703
Commercial real estate - improved property	214	—	19,751	19,965	51,871	71,836
Commercial and industrial	447	245	—	692	6,161	6,853
Residential real estate	46	188	2,042	2,276	4,758	7,034
Home equity	75	56	608	739	1,282	2,021
Consumer	19	36	54	109	903	1,012
Total modified loans (1)	801	525	22,455	23,781	94,678	118,459

	December 31, 2024
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
Commercial real estate - land and construction	$832	$—	$—	$832	$4	$836
Commercial real estate - improved property	—	7,950	8,193	16,143	93,369	109,512
Commercial and industrial	43	6,959	46	7,048	605	7,653
Residential real estate	—	—	329	329	3,223	3,552
Home equity	155	—	234	389	1,255	1,644
Consumer	6	49	86	141	227	368
Total modified loans (1)	1,036	14,958	8,888	24,882	98,683	123,565

(1) Represents balance at period end.

The following table summarizes amortized cost basis loan balances by year of origination and credit quality indicator.

	Loans As of December 31, 2025
	Amortized Cost Basis by Origination Year
(in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial real estate: land and construction
Risk rating:
Pass	$376,564	$427,548	$293,344	$113,269	$56,846	$73,874	$160,549	$246,266	$1,748,260
Criticized - compromised	86	—	104	1,016	—	1,461	2,000	3,664	8,331
Classified - substandard	—	—	—	—	—	48	—	26,998	27,046
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$376,650	$427,548	$293,448	$114,285	$56,846	$75,383	$162,549	$276,928	$1,783,637
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate: improved property
Risk rating:
Pass	$1,095,343	$552,084	$565,203	$1,434,869	$870,120	$2,903,510	$213,380	$1,078,167	$8,712,676
Criticized - compromised	—	56,128	19,680	93,507	19,403	46,350	69	85,048	320,185
Classified - substandard	237	20,754	6,563	39,305	3,699	40,437	—	11,341	122,336
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$1,095,580	$628,966	$591,446	$1,567,681	$893,222	$2,990,297	$213,449	$1,174,556	$9,155,197
Current-period gross charge-offs	$—	$—	$112	$7	$142	$4,221	$—	$35	$4,517

Commercial and industrial
Risk rating:
Pass	$441,249	$209,251	$161,292	$284,974	$167,107	$285,489	$988,436	$199,065	$2,736,863
Criticized - compromised	160	5,211	3,453	20,461	5,770	7,984	37,689	3,824	84,552
Classified - substandard	27	3,077	5,200	5,988	3,816	8,410	6,701	9,259	42,478
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$441,436	$217,539	$169,945	$311,423	$176,693	$301,883	$1,032,826	$212,148	$2,863,893
Current-period gross charge-offs	$—	$1,453	$739	$1,138	$553	$959	$1,088	$1,318	$7,248

Residential real estate
Loan delinquency:
Current	$301,928	$148,830	$252,536	$726,653	$625,616	$1,002,612	$—	$831,319	$3,889,494
30-59 days past due	—	—	—	—	—	738	—	—	738
60-89 days past due	119	1,152	1,399	2,362	1,928	5,742	—	811	13,513
90 days or more past due	501	1,905	5,270	6,116	3,407	14,477	—	3,164	34,840
Total	$302,548	$151,887	$259,205	$735,131	$630,951	$1,023,569	$—	$835,294	$3,938,585
Current-period gross charge-offs	$—	$62	$173	$602	$29	$528	$—	$71	$1,465

Home equity
Loan delinquency:
Current	$13,731	$3,717	$3,194	$3,665	$1,852	$22,200	$1,042,133	$16,160	$1,106,652
30-59 days past due	177	728	324	729	141	2,126	5,427	286	9,938
60-89 days past due	11	713	812	990	253	1,171	110	102	4,162
90 days or more past due	55	1,256	1,932	1,253	596	2,628	76	846	8,642
Total	$13,974	$6,414	$6,262	$6,637	$2,842	$28,125	$1,047,746	$17,394	$1,129,394
Current-period gross charge-offs	$—	$79	$562	$322	$137	$387	$42	$36	$1,565

Consumer
Loan delinquency:
Current	$54,554	$74,906	$65,337	$74,538	$24,333	$24,369	$27,857	$33	$345,927
30-59 days past due	319	1,234	1,435	1,621	553	545	412	—	6,119
60-89 days past due	82	533	471	436	140	160	—	—	1,822
90 days or more past due	97	258	504	503	157	339	—	—	1,858
Total	$55,052	$76,931	$67,747	$77,098	$25,183	$25,413	$28,269	$33	$355,726
Current-period gross charge-offs	$262	$2,424	$1,931	$2,168	$937	$712	$—	$—	$8,434

	Loans As of December 31, 2024
	Amortized Cost Basis by Origination Year
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial real estate: land and construction
Risk rating:
Pass	$245,699	$403,923	$249,690	$84,527	$21,316	$52,485	$145,032	$144,702	$1,347,374
Criticized - compromised	1,746	—	1,096	—	—	10	376	645	3,873
Classified - substandard	—	—	—	—	—	4	—	832	836
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$247,445	$403,923	$250,786	$84,527	$21,316	$52,499	$145,408	$146,179	$1,352,083
Current-period gross charge-offs	$—	$813	$—	$—	$—	$—	$—	$—	$813

Commercial real estate: improved property
Risk rating:
Pass	$542,333	$472,746	$1,038,745	$543,212	$512,916	$1,897,950	$200,572	$482,132	$5,690,606
Criticized - compromised	365	28,204	5,188	13,590	6,733	39,845	825	94,572	189,322
Classified - substandard	19,746	1,836	23,393	1,186	9,952	36,142	623	1,792	94,670
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$562,444	$502,786	$1,067,326	$557,988	$529,601	$1,973,937	$202,020	$578,496	$5,974,598
Current-period gross charge-offs	$—	$—	$75	$7	$—	$855	$—	$—	$937

Commercial and industrial
Risk rating:
Pass	$225,344	$139,460	$206,252	$106,446	$48,285	$250,438	$616,831	$128,253	$1,721,309
Criticized - compromised	217	7,335	3,337	921	1,597	7,660	20,464	7,274	48,805
Classified - substandard	1,494	382	1,158	1,225	65	2,639	2,460	7,740	17,163
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$227,055	$147,177	$210,747	$108,592	$49,947	$260,737	$639,755	$143,267	$1,787,277
Current-period gross charge-offs	$48	$648	$1,048	$228	$162	$1,029	$1	$7,369	$10,533

Residential real estate
Loan delinquency:
Current	$201,454	$195,121	$323,588	$397,596	$168,526	$471,081	$—	$749,593	$2,506,959
30-59 days past due	—	—	—	—	—	1,483	—	—	1,483
60-89 days past due	—	—	—	319	37	2,763	—	404	3,523
90 days or more past due	—	219	838	128	204	5,237	—	1,495	8,121
Total	$201,454	$195,340	$324,426	$398,043	$168,767	$480,564	$—	$751,492	$2,520,086
Current-period gross charge-offs	$—	$—	$—	$—	$—	$250	$—	$58	$308

Home equity
Loan delinquency:
Current	$11,504	$1,857	$2,220	$969	$2,623	$22,444	$763,157	$1,251	$806,025
30-59 days past due	—	167	530	65	88	1,226	5,166	178	7,420
60-89 days past due	—	656	1,170	346	—	636	91	144	3,043
90 days or more past due	—	927	795	235	363	2,045	112	145	4,622
Total	$11,504	$3,607	$4,715	$1,615	$3,074	$26,351	$768,526	$1,718	$821,110
Current-period gross charge-offs	$—	$355	$132	$65	$35	$260	$28	$119	$994

Consumer
Loan delinquency:
Current	$51,073	$55,821	$36,994	$11,744	$5,640	$9,270	$24,540	$-	$195,082
30-59 days past due	774	1,225	765	602	205	197	148	—	3,916
60-89 days past due	271	327	517	161	51	57	—	—	1,384
90 days or more past due	320	235	123	116	34	65	—	—	893
Total	$52,438	$57,608	$38,399	$12,623	$5,930	$9,589	$24,688	$-	$201,275
Current-period gross charge-offs	$382	$1,578	$1,466	$497	$166	$313	$—	$—	$4,402

The following table summarizes other real estate owned and repossessed assets included in other assets:

	December 31,
(in thousands)	2025	2024
Other real estate owned	$618	$649
Repossessed assets	289	203
Total other real estate owned and repossessed assets	$907	$852

Residential real estate included in other real estate owned was $0.6 million at December 31, 2025 and $0 at December 31, 2024. At December 31, 2025 and 2024, formal foreclosure proceedings were in process on residential real estate loans totaling $11.4 million and $3.5 million, respectively.

NOTE 6. PREMISES AND EQUIPMENT

Premises and equipment include:

	December 31,
(in thousands)	2025	2024
Land and improvements	$62,853	$53,296
Buildings and improvements	254,630	210,390
Furniture and equipment	145,767	118,881
Total cost	463,250	382,567
Accumulated depreciation and amortization	(268,725)	(224,370)
Right of use assets	68,715	60,879
Total premises and equipment, net	$263,240	$219,076

Depreciation and amortization expense of premises and equipment charged to operations for the years ended December 31, 2025, 2024 and 2023 was $20.2 million, $15.3 million and $14.4 million, respectively.

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

Operating leases relate primarily to bank branches, office space and license agreements with remaining lease terms of generally 1 to 30 years, which include options for multiple five and ten year extensions, with a weighted average lease term of 13 years. As of December 31, 2025, operating lease ROU assets and liabilities were $38.0 million and $45.6 million, respectively, and as of December 31, 2024, operating lease ROU assets and liabilities were $34.8 million and $39.0 million, respectively. The lease expense for operating leases was $6.3 million, $5.0 million and $4.6 million for the years ended December 31, 2025, 2024 and 2023, respectively. The weighted average discount rate was 3.76% as of December 31, 2025. Wesbanco also has certain software licenses and maintenance agreements that are not subject to ASC 842, "Leases." Of those, the Bank has a contract with its core banking software provider through 2033, in which it is projected the annual obligation during the contract period will be a minimum of $16.6 million per year.

Finance leases relate primarily to bank branches, equipment and office space with remaining lease terms of generally 5 to 25 years, which include options for multiple five and ten year extensions, with weighted-average lease terms of 8 years. As of December 31, 2025, the finance lease ROU assets and liabilities were $30.7 million and $32.8 million, respectively, and were $26.1 million and $27.0 million, respectively, as of December 31, 2024. The weighted average discount rate was 4.04% and 3.75% as of December 31, 2025 and 2024, respectively. Amortization costs related to finance lease ROU assets were $5.0 million, $4.0 million and $2.6 million for the years ended December 31, 2025, 2024 and 2023, respectively. Interest expense related to finance lease ROU assets was $1.6 million, $0.3 million and $0.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Future minimum lease payments under non-cancellable leases with initial or remaining lease terms in excess of one year at December 31, 2025 are as follows (in thousands):

Year	Operating Leases	Finance Leases	Total
2026	$7,210	$7,486	$14,696
2027	6,287	6,447	12,734
2028	5,289	6,466	11,755
2029	4,521	6,486	11,007
2030	4,039	2,509	6,548
2031 and thereafter	30,344	10,208	40,552
Total lease payments	$57,690	$39,602	$97,292
Less: capitalized interest	(12,112)	(6,839)	(18,951)
Present value of lease liabilities	$45,578	$32,763	$78,341

NOTE 7. GOODWILL AND OTHER INTANGIBLE ASSETS

Wesbanco’s Consolidated Balance Sheets include goodwill of $1.6 billion and $1.1 billion as of December 31, 2025 and 2024, respectively, all of which relates to the Community Banking segment. Wesbanco’s other intangible assets of $141.1 million and $27.3 million at December 31, 2025 and 2024, respectively, primarily consist of core deposit and other customer list intangibles, which have finite lives and are amortized using straight line and accelerated methods. Other intangible assets are being amortized over estimated useful lives ranging from ten to sixteen years. The increases in goodwill and other intangible assets in 2025 are specific to the PFC acquisition, which contributed $485.5 million in goodwill and $136.0 million in core deposit intangibles in the Community Banking segment, as well as $6.9 million in customer list intangibles in the Trust and Investment Services segment. Amortization of core deposit and customer list intangible assets totaled $29.0 million, $8.3 million and $9.1 million for the years ended December 31, 2025, 2024 and 2023, respectively. Wesbanco completed its annual quantitative goodwill impairment evaluation as of November 30, 2025, and concluded that there were no indications of impairment. In addition, as there were no significant changes in market conditions, consolidated operating results or forecasted future results after November 30, 2025, it was concluded that at December 31, 2025, there were also no indications of impairment. Additionally, there were no events or changes in circumstances indicating impairment of other intangible assets as of December 31, 2025.

The following table shows Wesbanco’s capitalized other intangible assets and related accumulated amortization:

	December 31,
(in thousands)	2025	2024
Other intangible assets:
Gross carrying amount	$241,183	$98,271
Accumulated amortization	(100,086)	(71,016)
Net carrying amount of other intangible assets	$141,097	$27,255

The following table shows the amortization on Wesbanco’s other intangible assets for each of the next five years, and in the aggregate thereafter, as of December 31, 2025 (in thousands):

Year	Amount
2026	$28,530
2027	24,770
2028	20,745
2029	16,075
2030	12,280
2031 and thereafter	38,697
Total	$141,097

NOTE 8. INVESTMENTS IN LIMITED PARTNERSHIPS

Wesbanco is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved low-income housing investment tax credit projects. These investments are accounted for using the proportional amortization method of accounting and are included in other assets in the Consolidated Balance Sheets. The limited partnerships are considered to be VIEs as they generally do not have equity investors with voting rights or have equity investors that do not provide sufficient financial resources to support their activities. The VIEs have not been consolidated because Wesbanco is not considered the primary beneficiary. All of Wesbanco’s investments in limited partnerships are privately held, and their market values are not readily available. As of December 31, 2025 and 2024, Wesbanco had $83.7 million and $38.2 million, respectively, invested in these partnerships. Wesbanco also recognizes the unconditional unfunded equity commitments of $37.5 million and $19.0 million at December 31, 2025 and 2024, respectively, in other liabilities. Wesbanco classifies the amortization of the investment as a component of income tax expense (benefit) and proportionally amortizes the investment over the tax credit period. The amortization for the years ended December 31, 2025, 2024 and 2023 was $10.9 million, $4.7 million and $4.2 million, respectively. Tax benefits attributed to these partnerships include low-income housing and historic tax credits which totaled $9.9 million, $4.3 million and $3.8 million for the years ended December 31, 2025, 2024 and 2023, respectively, which are also included in income tax expense.

Wesbanco is also a limited partner in three other limited partnerships as of December 31, 2025. These provide seed money and capital to startup companies, and financing to low-income housing projects. As of December 31, 2025 and 2024, Wesbanco had $4.0 million and $2.9 million, respectively, invested in these partnerships, which are recorded in other assets using the equity method. Wesbanco included in operations under the equity method of accounting its share of the partnerships’ net income of $0.1 million and $35 thousand for the years ended December 31, 2025 and 2023, respectively. Partnership net income was immaterial for the year ended December 31, 2024.

The following table presents the scheduled equity commitments to be paid to the limited partnerships over the next five years and in the aggregate thereafter as of December 31, 2025 (in thousands):

Year	Amount
2026	$16,150
2027	8,757
2028	6,015
2029	1,936
2030	1,588
2031 and thereafter	3,059
Total	$37,505

NOTE 9. CERTIFICATES OF DEPOSIT

Certificates of deposit in denominations of $250 thousand or more were $842.3 million and $442.8 million as of December 31, 2025 and 2024, respectively. Interest expense on certificates of deposit of $250 thousand or more was $27.7 million, $14.2 million and $4.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.

At December 31, 2025, the scheduled maturities of total certificates of deposit are as follows (in thousands):

Year	Amount
2026	$2,697,811
2027	92,070
2028	42,080
2029	21,879
2030	21,406
2031 and thereafter	126
Total	$2,875,372

NOTE 10. FHLB AND OTHER SHORT-TERM BORROWINGS

Wesbanco is a member of the FHLB system. Wesbanco’s FHLB borrowings, which consist of borrowings from the FHLB of Pittsburgh are secured by a blanket lien by the FHLB on certain residential mortgages and other loan types or securities with a market value in excess of the outstanding balances of the borrowings. As of December 31, 2025 and 2024, Wesbanco had FHLB borrowings of $1.2 billion and $1.0 billion, respectively, with a remaining weighted-average interest rate of 3.96% and 4.66%, respectively. The terms of the security agreement with the FHLB include a specific assignment of collateral that requires the maintenance of qualifying mortgage and other types of loans as pledged collateral with unpaid principal amounts in excess of the FHLB advances, when discounted at certain pre-established percentages of the loans’ unpaid principal balances. FHLB stock owned by Wesbanco totaling $58.5 million and $48.2 million at December 31, 2025 and 2024, respectively, is also pledged as collateral on these advances. The remaining maximum borrowing capacity by Wesbanco with the FHLB at December 31, 2025 and 2024 was estimated to be approximately $6.8 billion and $3.7 billion, respectively.

The following table presents the aggregate annual maturities and weighted-average interest rates of FHLB borrowings at December 31, 2025 based on their contractual maturity dates and interest rates (dollars in thousands):

Year	Scheduled Maturity	Weighted Average Rate
2026	$1,150,000	3.94%
2027	50,000	4.38%
Total	$1,200,000	3.96%

Other short-term borrowings of $110.7 million and $192.1 million at December 31, 2025 and 2024, respectively, can consist in the aggregate of securities sold under agreements to repurchase and federal funds purchased. At December 31, 2025 and 2024, securities sold under agreements to repurchase were $110.7 million and $192.1 million, respectively, with a weighted average interest rate during the year of 2.71% and 3.15%, respectively. There were no federal funds purchased outstanding at December 31, 2025 or 2024.

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

Wesbanco redeemed $50.0 million in outstanding subordinated debt in 2025, all of which was acquired in the PFC acquisition and was originally issued by PFC in 2020. The notes became callable on September 30, 2025. Beginning on the call date, the interest rate became a variable rate equal to three-month SOFR plus 3.885%. The notes were considered Tier 2 regulatory capital for Wesbanco.

Certain trusts, consisting of Wesbanco Capital Trust II, Wesbanco Capital Statutory Trust III, Wesbanco Capital Trusts IV, V and VI, Oak Hill Capital Trusts 2, 3 and 4, Community Bank Shares Statutory Trusts I and II, First Federal Statutory Trust II, and First Defiance Statutory Trust I and II are all wholly-owned trust subsidiaries of Wesbanco formed for the purpose of issuing Trust Preferred Securities (“Trust Preferred Securities”) into a pool of other financial services entity trust preferred securities, and lending the proceeds to Wesbanco. The Trust Preferred Securities were issued and sold in private placement offerings. The proceeds from the sale of the securities and the issuance of common stock by the Trusts were invested in Junior Subordinated Deferrable Interest Debentures (“Junior Subordinated Debt”) issued by Wesbanco and former acquired banks, which are the sole assets of the Trusts. The Trusts pay dividends on the Trust Preferred Securities at the same rate as the distributions paid by Wesbanco on the Junior Subordinated Debt held by the Trusts. The Trusts provide Wesbanco with the option to defer payment of interest on the Junior Subordinated Debt for an aggregate of 20 consecutive quarterly periods. Should any of these options be utilized, Wesbanco may not declare or pay dividends on its common stock during any such period. Undertakings made by Wesbanco with respect to the Trust Preferred Securities for the Trusts constitute a full and unconditional guarantee by Wesbanco of the obligations of these Trust Preferred Securities. The First Defiance Statutory Trusts I and II were acquired in 2025 through the PFC acquisition.

The Junior Subordinated Debt is presented as a separate category of long-term debt on the Consolidated Balance Sheets. For regulatory purposes, at December 31, 2025, all such securities are counted as Tier 2 capital subject to limits. The Trust Preferred Securities provide the issuer with a unique capital instrument that has a tax-deductible interest feature not normally associated with the equity of a corporation.

The following table shows Wesbanco’s trust subsidiaries with outstanding Trust Preferred Securities as of December 31, 2025:

(in thousands)	Trust Preferred Securities	Common Securities	Junior Subordinated Debt	Stated Maturity Date	Optional Redemption Date
Wesbanco Capital Trust II (1)	$13,000	$410	$13,410	6/30/2033	6/30/2008
Wesbanco Capital Statutory Trust III (2)	17,000	526	17,526	6/26/2033	6/26/2008
Wesbanco Capital Trust IV (3)	20,000	619	20,619	6/17/2034	6/17/2009
Wesbanco Capital Trust V (3)	20,000	619	20,619	6/17/2034	6/17/2009
Wesbanco Capital Trust VI (4)	15,000	464	15,464	3/17/2035	3/17/2010
Oak Hill Capital Trust 2 (5)	5,000	155	5,155	10/18/2034	10/18/2009
Oak Hill Capital Trust 3 (6)	8,000	248	8,248	10/18/2034	10/18/2009
Oak Hill Capital Trust 4 (7)	1,942	155	2,097	6/30/2035	6/30/2015
Community Bank Shares Statutory Trust I (3)	7,000	217	7,217	6/17/2034	6/17/2014
Community Bank Shares Statutory Trust II (8)	10,000	310	10,310	6/15/2036	6/15/2016
First Federal Statutory Trust II (9)	10,000	310	10,310	3/22/2037	3/15/2017
First Defiance Statutory Trust I (10)	20,000	619	20,619	12/15/2035	12/15/2010
First Defiance Statutory Trust II (11)	15,000	464	15,464	6/15/2037	6/15/2012
Total	$161,942	$5,116	$167,058

(1)
Variable rate based on the three-month CME Term SOFR including three-month CME Tenor Spread plus 3.15% with a current rate of 7.10% through March 30, 2026, adjustable quarterly.
(2)
Variable rate based on the three-month CME Term SOFR including three-month CME Tenor Spread plus 3.10% with a current rate of 7.05% through March 26, 2026, adjustable quarterly.
(3)
Variable rate based on the three-month CME Term SOFR including three-month CME Tenor Spread plus 2.65% with a current rate of 6.62% through March 16, 2026, adjustable quarterly.
(4)
Variable rate based on the three-month CME Term SOFR including three-month CME Tenor Spread plus 1.77% with a current rate of 5.74% through March 16, 2026, adjustable quarterly.
(5)
Variable rate based on the three-month CME Term SOFR including three-month CME Tenor Spread plus 2.40% with a current rate of 6.55% through January 18, 2026, adjustable quarterly.
(6)
Variable rate based on the three-month CME Term SOFR including three-month CME Tenor Spread plus 2.30% with a current rate of 6.45% through January 18, 2026, adjustable quarterly.
(7)
Variable rate based on the three-month CME Term SOFR including three-month CME Tenor Spread plus 1.60% with a current rate of 5.54% through March 30, 2026, adjustable quarterly.
(8)
Variable rate based on the three-month CME Term SOFR including three-month CME Tenor Spread plus 1.70% with a current rate of 5.68% through March 15, 2026, adjustable quarterly.
(9)
Variable rate based on the three-month CME Term SOFR including three-month CME Tenor Spread plus 1.60% with a current rate of 5.58% through March 15, 2026, adjustable quarterly.
(10)
Variable rate based on the three-month CME Term SOFR including three-month CME Tenor Spread plus 1.38% with a current rate of 5.36% through March 15, 2026, adjustable quarterly.
(11)
Variable rate based on the three-month CME Term SOFR including three-month CME Tenor Spread plus 1.50% with a current rate of 5.48% through March 15, 2026, adjustable quarterly.

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

Loan Swaps

Wesbanco executes interest rate swaps and interest rate caps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps and caps are simultaneously economically hedged by offsetting interest rate swaps and caps that Wesbanco executes with a third party, such that Wesbanco minimizes its net risk exposure resulting from such transactions. Because the interest rate swaps and caps associated with this program do not meet the hedge accounting requirements of ASC 815, changes in the fair value of both the customer swaps and caps and the offsetting third-party swaps and caps are recognized directly in earnings. As of December 31, 2025 and 2024, Wesbanco had 368 and 293, respectively, interest rate swaps and caps with an aggregate notional amount of $2.6 billion and $1.9 billion, respectively, related to this program. Wesbanco recognized $10.0 million, $4.9 million and $9.0 million of income for the related swap and cap fees for the years ended December 31, 2025, 2024 and 2023, respectively.

Risk participation agreements are entered into as financial guarantees of performance on interest rate swap derivatives. The purchased asset or sold liability allows Wesbanco to participate-in (fee received) or participate-out (fee paid) the risk associated with certain derivative positions executed by the borrower of the lead bank in a loan syndication. As of December 31, 2025 and 2024, Wesbanco had 26 and 24, respectively, risk participation-in agreements with an aggregate notional amount of $271.8 million and $233.8 million, respectively. As of December 31, 2025 and 2024, Wesbanco had nine and eight, respectively, risk participation-out agreements with an aggregate notional amount of $89.5 million and $67.7 million, respectively.

Mortgage Loans Held for Sale and Interest Rate Lock Commitments

Certain residential mortgage loans are originated for sale in the secondary mortgage loan market. These loans are classified as held for sale and carried at fair value as Wesbanco has elected the fair value option. Fair value is determined based on rates obtained from the secondary market for loans with similar characteristics. Wesbanco sells loans to the secondary market on either a mandatory or best efforts basis. The loans sold on a mandatory basis are not committed to an investor until the loan is closed with the borrower. Wesbanco enters into forward to be announced (“TBA”) contracts to manage the interest rate risk between the lock commitment and the closing of the loan. The total balance of forward TBA contracts entered into was $91.0 million and $29.0 million at December 31, 2025 and December 31, 2024, respectively. The loans sold on a best efforts basis are committed to an investor simultaneous to the interest rate commitment with the borrower, and as a result, the Company does not enter into a separate forward TBA contract to offset the fair value risk, as the investor accepts such risk in exchange for a lower premium on sale.

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

The table below presents the fair value of Wesbanco’s derivative financial instruments as well as their classification on the Balance Sheet as of December 31, 2025 and 2024:

	December 31, 2025			December 31, 2024
(in thousands)	Notional or Contractual Amount	Asset Derivatives	Liability Derivatives	Notional or Contractual Amount	Asset Derivatives	Liability Derivatives
Derivatives
Loan Swaps:
Interest rate swaps and caps	$2,612,677	$63,144	$64,181	$1,906,520	$72,343	$72,204
Other contracts:
Interest rate lock commitments	27,615	692	—	15,476	—	41
Forward TBA contracts	91,000	—	213	29,000	115	—
Total derivatives		$63,836	$64,394		$72,458	$72,245

Effect of Derivative Instruments on the Income Statement

The table below presents the change in the fair value of the Company’s derivative financial instruments reflected within the other non-interest income line item of the consolidated income statement for the years ended December 31, 2025, 2024 and 2023, respectively.

		For the Years Ended December 31,
(in thousands)	Location of Gain/(Loss)	2025	2024	2023
Interest rate swaps and caps	Net swap fee and valuation income	$(1,149)	$1,019	$(2,056)
Interest rate lock commitments	Mortgage banking income	733	(125)	127
Forward TBA contracts	Mortgage banking income	(2,452)	272	530
Total		$(2,868)	$1,166	$(1,399)

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

Dependent upon the net present value of the underlying swaps, Wesbanco has minimum collateral posting thresholds with certain of its derivative counterparties. If Wesbanco had breached any of these provisions at December 31, 2025, it could have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparties. Wesbanco has posted net cash collateral with a market value of $16.0 million as of December 31, 2025, while, as of December 31, 2024, Wesbanco was holding net cash collateral from various derivative counterparties totaling $42.6 million within interest bearing deposit accounts.

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

On December 12, 2024, Wesbanco signed an agreement with a third-party annuity provider to transfer the future payment obligations of 685 participant annuitants. The liability associated with these annuitants was $70.3 million. Since the liability exceeded the sum of the 2024 service cost and interest cost, a settlement under ASC 715 was recognized and measured as of December 31, 2024. The total liability settled during 2024 including all lump sums paid and the annuity purchase totaled $72.5 million and $70.3 million, respectively, which represented 56.9% of the Projected Benefit Obligation and as a result, 56.9% of the unrecognized gain position of $4.0 million was recognized. The recognition resulted in a settlement gain of $2.3 million that was recognized in 2024.

The benefit obligations and funded status of the Plan are as follows:

	December 31,
(dollars in thousands)	2025	2024
Accumulated benefit obligation at end of year	$51,263	$48,956
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$54,830	$131,074
Service cost	1,069	1,327
Interest cost	3,073	6,446
Actuarial loss (gain)	637	(4,733)
Annuity lift out and lump sums paid	(1,466)	(72,517)
Benefits paid	(1,072)	(6,767)
Projected benefit obligation at end of year	$57,071	$54,830
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$110,322	$182,877
Actual return on plan assets	10,087	6,729
Employer contribution	—	—
Annuity lift out and lump sums paid	(1,466)	(72,517)
Benefits paid	(1,072)	(6,767)
Fair value of plan assets at end of year	$117,871	$110,322
Amounts recognized in the statement of financial position:
Funded status	$60,800	$55,492
Net amounts recognized as receivable pension costs in the consolidated balance sheets	$60,800	$55,492
Amounts recognized in accumulated other comprehensive income consist of:
Unrecognized prior service credit	$(55)	$(90)
Unrecognized net gain	(4,570)	(1,740)
Net amounts recognized in accumulated other comprehensive income (before tax)	$(4,625)	$(1,830)
Weighted average assumptions used to determine benefit obligations:
Discount rate	5.76%	5.81%
Rate of compensation increase	3.70%	4.05%
Expected long-term return on assets	5.75%	5.85%

The components of and weighted-average assumptions used to determine net periodic benefit costs are as follows:

	For the Years Ended December 31,
(dollars in thousands)	2025	2024	2023
Components of net periodic benefit cost:
Service cost—benefits earned during year	$1,069	$1,327	$1,418
Interest cost on projected benefit obligation	3,073	6,446	6,304
Expected return on plan assets	(6,428)	(10,453)	(11,154)
Amortization of prior service credit	(34)	(34)	(34)
Amortization of net loss	(193)	85	903
Net periodic pension income	$(2,513)	$(2,629)	$(2,563)
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Net (gain) loss for period	$(3,022)	$(1,010)	$(8,592)
Amortization of prior service credit	34	34	34
Amortization of net gain (loss)	193	2,217	(903)
Total recognized in other comprehensive loss (income)	$(2,795)	$1,241	$(9,461)
Total recognized in net periodic pension cost and other comprehensive income	$(5,308)	$(1,388)	$(12,024)
Weighted-average assumptions used to determine net periodic pension cost:
Discount rate	5.81%	5.04%	5.23%
Rate of compensation increase	4.05%	3.78%	3.84%
Expected long-term return on assets	5.85%	5.83%	6.82%

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

In 2021, the Committee adopted certain changes to the investment policy for the Defined Benefit Pension Plan that recognizes over time the return requirements and risk tolerance of the plan will change. Based on an assessment of the long-term goals and desired risk levels, the Committee approved the development of a glide path that adjusts the target allocations as the Plan’s funded status changes. Given the United States pension regulations and demographics of the Plan, a more risk averse investment approach is deemed appropriate to reduce the funded status volatility. Thus, modifications were made to the return seeking portfolio and the liability hedging portfolio as detailed in the plan. The revised Plan notes that return seeking assets generally consist of investments that focus on price appreciation with returns that, over the long term, are above the interest costs of the Plan. Thus, the policy set target allocations to return seeking assets and rebalanced the ranges for the same. Additionally, the investment policy statement was changed to note that liability hedging assets will be investment grade fixed income investments and are expected to generally behave like the Plan’s liabilities. Since these assets focus mainly on current income, their expected long-term returns will generally be lower than return seeking assets. The policy provides that based on the hedge path, the mix of short term, intermediate term, and long term fixed income holdings will vary. As a result, there will not be set target allocations and ranges for each maturity category, but rather to the hedge path target. Changes to the Plan’s holdings, as noted in the chart below, reflect the changes implemented pursuant to the change in the investment policy statement. At December 31, 2025 and 2024, the Plan’s equity securities included 46,000 shares and 55,300 shares of Wesbanco common stock with a fair market value of $1.5 million and $1.8 million, respectively.

The following table sets forth the Plan’s weighted-average asset allocations by asset category:

	Target
	Allocation	December 31,
	for 2025	2025	2024
Asset Category:
Equity securities	15-25%	23%	26%
Debt securities	75-85%	76%	73%
Cash and cash equivalents	0-5%	1%	1%
Total		100%	100%

The fair values of Wesbanco’s pension plan assets at December 31, 2025 and 2024, by asset category are as follows:

		December 31, 2025
		Fair Value Measurements Using:
(in thousands)	Assets at Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Defined benefit pension plan assets:
Registered investment companies	$16,630	$16,630	$—	$—
Equity securities	14,177	14,177	—	—
Corporate debt securities	56,028	—	56,028	—
Municipal obligations	1,729	—	1,729	—
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	27,883	—	27,883	—
Total defined benefit pension plan assets (1)	$116,447	$30,807	$85,640	$—

(1)
The defined benefit pension plan statement of net assets also includes cash, accrued interest and dividends, and due to/from brokers resulting in net assets available for benefits of $117.9 million.

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

Cash Flows— Wesbanco has no required minimum contribution to the Plan for 2026 and as of December 31, 2025 does not expect to make a voluntary contribution in 2026. Wesbanco did not make a contribution to the Plan in 2023, 2024 or 2025.

The following table presents estimated benefits to be paid in each of the next five years and in aggregate for all years thereafter (in thousands):

Year	Amount
2026	$1,224
2027	1,707
2028	2,110
2029	2,481
2030	2,880
2031 and thereafter	18,764
Total	$29,166

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

The benefit obligation and funded status of the plan are as follows:

	December 31,
(dollars in thousands)	2025	2024
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$6,558	$6,610
Interest cost	317	316
Actuarial (gain) loss	(224)	164
Participant contributions	329	341
Benefits paid	(800)	(873)
Projected benefit obligation at end of year	$6,180	$6,558
Amounts recognized in the statement of financial position:
Funded status	$6,180	$6,558
Net amounts recognized as receivable pension costs in the consolidated balance sheets	$6,180	$6,558
Amounts recognized in accumulated other comprehensive income consist of:
Unrecognized net gain	$(3,327)	$(3,351)
Prior service cost	(1,671)	(1,895)
Net amounts recognized in accumulated other comprehensive income (before tax)	$(4,998)	$(5,246)
Weighted average assumptions used to determine benefit obligations:
Discount rate	5.46%	5.67%
Rate of compensation increase	NA	NA
Expected long-term return on assets	NA	NA

The components of and weighted-average assumptions used to determine net periodic benefit costs are as follows:

	For the Years Ended December 31,
(dollars in thousands)	2025	2024
Components of net periodic benefit cost:
Interest cost on projected benefit obligation	$317	$316
Amortization of prior service credit	(224)	(224)
Amortization of net loss	(247)	(232)
Net periodic pension cost	$(154)	$(140)
Other changes in plan benefit obligations recognized in other comprehensive income:
Prior service cost for period	$—	$—
Net (gain) loss for the period	(223)	165
Amortization of prior service credit	224	224
Amortization of net loss	247	232
Total recognized in other comprehensive income	$248	$621
Total recognized in net periodic pension cost and other comprehensive income	$94	$481
Weighted-average assumptions used to determine net periodic pension cost:
Discount rate	4.92%	5.36%
Rate of compensation increase	NA	NA
Expected long-term return on assets	NA	NA

The following table presents estimated benefits to be paid in each of the next five years and in aggregate for all years thereafter (in thousands):

Year	Amount
2026	$460
2027	457
2028	421
2029	437
2030	452
2031 and thereafter	2,226
Total	$4,453

PFC Postretirement Medical Benefit Plan— Wesbanco assumed PFC's postretirement medical benefit plan upon acquisition, which had a liability totaling $1.9 million at the acquisition date. The plan is intended to supplement Medicare coverage for certain PFC retirees. Plan eligibility features differ depending on the date of hire, date of retirement, age, years of service, and other specific attributes, with additional variations applicable only to certain mortgage lenders. Benefits provided under this plan are unfunded, and payments to the plan participants are made by Wesbanco.

The benefit obligation and funded status of the plan are as follows:

December 31,
(dollars in thousands)	2025
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$1,879
Service cost	16
Interest cost	98
Actuarial loss	285
Participant contributions	21
Benefits paid	(87)
Projected benefit obligation at end of year	$2,212
Amounts recognized in the statement of financial position:
Funded status	$2,212
Net amounts recognized as receivable pension costs in the consolidated balance sheets	$2,212
Amounts recognized in accumulated other comprehensive income consist of:
Unrecognized net gain	$—
Prior service cost	—
Net amounts recognized in accumulated other comprehensive income (before tax)	$—
Weighted average assumptions used to determine benefit obligations:
Discount rate	5.18%
Rate of compensation increase	NA
Expected long-term return on assets	NA

The components of and weighted-average assumptions used to determine net periodic benefit costs are as follows:

For the Year Ended December 31,
(dollars in thousands)	2025
Components of net periodic benefit cost:
Service cost-benefits earned during the year	$16
Interest cost on projected benefit obligation	98
Amortization of prior service cost	6
Amortization of net gain	(48)
Net periodic pension cost	$72
Settlement income	(328)
Total ASC 715 income	$(256)
Other changes in plan benefit obligations recognized in other comprehensive income:
Prior service cost for period	$—
Net loss for the period	285
Amortization of prior service cost	(35)
Amortization of net gain	405
Total recognized in other comprehensive income	$655
Total recognized in net periodic pension cost and other comprehensive income	$399
Weighted-average assumptions used to determine net periodic pension cost:
Discount rate	5.40%
Rate of compensation increase	NA
Expected long-term return on assets	NA

The following table presents estimated benefits to be paid in each of the next five years and in aggregate for all years thereafter (in thousands):

Year	Amount
2026	$204
2027	219
2028	232
2029	243
2030	186
2031 and thereafter	865
Total	$1,949

401(k) Plan — Wesbanco sponsors a 401(k) plan consisting of a contributory 401(k) profit sharing plan covering substantially all of its employees. Under the provisions of the 401(k) plan, Wesbanco matches a portion of eligible employee contributions based on rates established and approved by the Board of Directors. For each of the past three years, Wesbanco matched 100% of the first 3% and 50% of the next 2% of eligible employee contributions. Total expense for the 401(k) was $7.4 million, $5.6 million and $5.9 million in 2025, 2024 and 2023, respectively.

As of December 31, 2025, the 401(k) held 420,063 shares of Wesbanco common stock of which all shares were allocated to specific employee accounts. These shares relate in large part to the plan's prior inclusion of an employee stock ownership plan component. Dividends on shares are either distributed to employee accounts or paid in cash to the participant. On June 28, 2024, Wesbanco registered an additional 1,000,000 shares of Wesbanco common stock for issuance under the 401(k) plan. Wesbanco had 958,121 and 1,016,640 shares registered on Form S-8 remaining for future issuance under the 401(k) plan at December 31, 2025 and 2024, respectively.

Incentive Bonus, Option and Restricted Stock Plan— The Incentive Bonus, Option and Restricted Stock Plan (the “Incentive Plan”), is a non-qualified plan that includes the following components: an Annual Bonus and a Long-Term Incentive, which included a Total Shareholder Return Plan, a Stock Option component, and a Restricted Stock component for certain key officers of the Company. The components allow for payments of cash, a mixture of cash and stock, granting of stock options, or granting of restricted stock, depending upon the component of the Incentive Plan in which the award is earned, through the attainment of certain performance goals or time-based vesting requirements. Performance goals or service vesting requirements are established by Wesbanco’s Compensation Committee. On April 19, 2024, Wesbanco registered an additional 1,100,000 shares of Wesbanco common stock for issuance under the Incentive Plan. Wesbanco had 1,334,954 and 1,793,381 shares registered on Form S-8 remaining for future issuance under equity compensation plans at December 31, 2025 and 2024, respectively.

Effective December 1, 2023, Wesbanco adopted a new incentive-based compensation recovery policy ("clawback policy") in reference to the requirements set forth in Listing Rule 5608 of the corporate governance rules of the NASDAQ Stock Market and revoked the prior clawback policy that was in effect. Please refer to Exhibit 97 of this form 10-K for the full version of the clawback policy.

Annual Bonus

Compensation expense for key officers for the Annual Bonus was $8.5 million, $4.4 million, and $4.4 million for 2025, 2024 and 2023, respectively.

Stock Options

On May 21, 2025, Wesbanco granted 53,250 stock options to selected participants, including certain named executive officers at an exercise price of $31.94 per share. The options granted in 2025 are service-based and vest in two equal installments on May 22, 2026 and December 31, 2026, and expire seven years from the date of grant.

Compensation expense for the stock option component of the Incentive Plan was $0.7 million, $1.0 million and $0.9 million for 2025, 2024 and 2023, respectively. At December 31, 2025, the total unrecognized compensation expense related to non-vested stock option grants totaled $0.1 million, with an expense recognition period of one year remaining. The maximum term of options granted under Wesbanco’s stock option plan is ten years from the original grant date; however, options granted in 2025 had a term of seven years.

The total intrinsic value of options exercised was $0.4 million and $0.5 million for the years ended December 31, 2025 and 2024, respectively. The cash received and related tax benefit realized from stock options exercised was $1.4 million and $0.1 million in 2025 and was $1.5 million and $0.1 million in 2024. Shares issued in connection with options exercised are issued from treasury shares acquired under Wesbanco’s share repurchase plans or from issuance of authorized but unissued shares, subject to prior SEC registration.

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

The following table sets forth the significant assumptions used in calculating the fair value of the grants:

	For the Years Ended December 31,
	2025	2024	2023
Weighted-average life	4.5 years	4.5 years	4.4 years
Risk-free interest rate	4.11%	4.58%	3.95%
Dividend yield	4.54%	4.93%	5.50%
Volatility factor	31.52%	36.76%	35.56%
Fair value of the grants	$5.86	$6.86	$5.27

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

The following table shows the activity for the Stock Option component of the Incentive Plan:

	For the Year Ended December 31, 2025
	Number of Options	Weighted Average Exercise Price Per Share
Outstanding at beginning of the year	786,456	$33.13
Granted during the year	53,250	31.94
Acquired during the year	14,860	32.50
Exercised during the year	(55,523)	25.77
Forfeited or expired during the year	(106,582)	43.05
Outstanding at end of the year	692,461	$32.09
Exercisable at year end	641,211	$32.10

The aggregate intrinsic value of the outstanding shares and the shares exercisable at year-end was $2.1 million and $2.0 million, respectively.

The following table shows the average remaining life of the stock options at December 31, 2025:

Year Issued	Exercisable at Year End	Exercise Price Range Per Share	Options Outstanding	Weighted Average Exercise Price	Weighted Avg. Remaining Contractual Life in Years
2018	31,376	$36.97	31,376	$36.97	2.00
2019	89,250	38.93	89,250	38.93	0.37
2020	32,100	21.55	32,100	21.55	1.40
2021	117,875	38.78	117,875	38.78	2.38
2022	110,925	32.30	110,925	32.30	3.37
2023	103,550	24.91	103,550	24.91	4.40
2024	141,275	28.60	141,275	28.60	5.37
2025	14,860	32.50	66,110	32.07	6.34
Total	641,211	$21.55 to 38.93	692,461	$32.09	3.51

Restricted Stock

During 2025, Wesbanco granted 370,143 shares of time-based restricted stock to certain officers and directors, which cliff vest primarily 36 months from the date of grant. The weighted average fair value of the restricted stock granted was $31.78 per share. The restricted stock grant provides the recipient with voting rights from the date of issuance. Dividends paid on these restricted shares during the restriction period are converted into additional shares of restricted stock on the date the cash dividend would have otherwise been paid, but do not vest until the related grant of the restricted shares complete their vesting. The Compensation Committee has discretion to elect to pay such dividends in cash to participants. Voting rights accrue from date of issuance of these shares.

Wesbanco also granted 45,944 shares of performance-based restricted stock ("PBRS") to select officers. These shares have a three-year performance period, beginning January 1, 2025, based on Wesbanco’s return on average assets and return on average tangible common equity measured for each year, compared to a national peer group of financial institutions with total assets between approximately $18.6 billion and $49.9 billion. Earned performance-based restricted shares are subject to additional service-based vesting with 50% vesting in May 2029 after the completion of the three-year performance period and the final 50% vesting in May 2030.

In May 2025, Wesbanco issued 4,917, 6,840, 10,417 shares from the 2021, 2022, and 2023 PBRS plans, respectively, to select officers as the performance goals for December 31, 2024 were met. These shares have converted to service-based restricted stock with voting rights. They accrue dividends but do not vest until the stipulated service requirements are met.

Compensation expense relating to all restricted stock was $7.2 million, $6.1 million and $5.9 million in 2025, 2024 and 2023, respectively. As of December 31, 2025, the total unrecognized compensation expense related to non-vested restricted stock grants totaled $14.2 million, with a weighted average expense recognition period of 1.4 years remaining.

The following table shows the activity for the Restricted Stock component of the Incentive Plan:

For the Year Ended December 31, 2025	Restricted Stock	Weighted Average Grant Date Fair Value Per Share
Non-vested at January 1, 2025	784,529	$27.25
Granted during the year	416,087	31.80
Vested during the year	(222,523)	31.76
Forfeited or expired during the year	(22,455)	30.03
Dividend reinvestment	37,377	31.79
Non-vested at end of the year	993,015	$28.25

Total Shareholder Return Plan

On November 18, 2015, Wesbanco’s Compensation Committee adopted Administrative Rules for a Total Shareholder Return Plan (“TSRP”). The TSRP measures the TSR on Wesbanco common stock over a three-year measurement period relative to the return of an established peer group of publicly traded companies over the same performance period. The award is determined at the end of the three-year period if the TSR of Wesbanco common stock is equal to or greater than the 50th percentile of the TSR of the peer group. The number of shares to be earned by the participant shall be 200% of the grant-date award if the TSR of Wesbanco common stock is equal to or greater than the 75th percentile of the TSR of the peer group. For the TSRPs granted in 2024 and prior, upon achieving the market-based metric, shares determined to be earned by the participant become service-based and vest in three equal annual installments. Voting rights accrue at such time as well.

Wesbanco granted 12,000 TSRP shares in 2025 for the performance period beginning January 1, 2025 and ending December 31, 2027 to certain executive officers that operate as above except upon achieving market-based metrics, the shares earned will become service-based and vest at that time. The fair value of the market-based awards is based on a Monte-Carlo Simulation valuation of our common stock and our peers’ common stock as of the grant date.

Based on the calculation of shareholder return over the measurement period beginning January 1, 2023 and ending December 31, 2025, Wesbanco stock performance did not equal or exceed the 50th percentile when compared to peer calculations of shareholder return. Therefore, none of the 12,000 shares relating to the 2023 TSR grant will be issued as service-based shares.

Compensation expense relating to the TSR plans was $0.4 million, $0.4 million and $0.3 million in 2025, 2024 and 2023, respectively. The grant date fair value of the 2025 TSR award was $38.34 per share. At December 31, 2025, the total unrecognized compensation expense related to non-vested TSR awards totaled $0.5 million with a weighted average expense recognition period of 1.2 years remaining.

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

The following table summarizes the point of revenue recognition, and the income recognized for each of the revenue streams:

		For the Years Ended December 31,
(in thousands)	Point of Revenue Recognition	2025	2024	2023
Revenue Streams
Trust fees
Trust account fees	Over time	$29,033	$22,496	$20,474
WesMark fees	Over time	8,054	8,180	7,661
Total trust fees		37,087	30,676	28,135
Service charges on deposits
Commercial banking fees	Over time	9,362	5,391	2,848
Personal service charges	At a point in time and over time	32,030	24,588	23,268
Total service charges on deposits		41,392	29,979	26,116
Net securities brokerage revenue
Annuity commissions	At a point in time	8,655	7,706	7,677
Equity and debt security trades	At a point in time	428	299	283
Managed money	Over time	1,574	1,151	1,091
Trail commissions	Over time	1,189	1,082	1,004
Total net securities brokerage revenue		11,846	10,238	10,055

Payment processing fees (1)	At a point in time and over time	3,401	3,504	3,652
Digital banking income	At a point in time	26,475	19,953	19,454
Net swap fee and valuation income (2)	At a point in time	8,896	5,941	6,912
Mortgage banking income	At a point in time	6,194	4,270	2,652
Net (loss) gain on other real estate owned and other assets (3)	At a point in time	(424)	142	1,520

(1) Payment processing fees are included in other non-interest income.

(2) The portion of this line item relating to the change in the fair value of the underlying swaps is not within the scope of ASC 606, and totaled (losses) gains of ($1.0) million, $1.0 million and ($2.1) million for the years ended December 31, 2025, 2024 and 2023, respectively.

(3) The portion of this line item relating to the sale and change in the fair value of the underlying investments funded by Wesbanco CDC is not within the scope of ASC 606, and totaled gains of $0.1 million for the year ended December 31, 2023. No gains or losses were recorded for the years ended December 31, 2025 and December 31, 2024.

NOTE 15. OTHER OPERATING EXPENSES

Other operating expenses are presented in the table below:

	For the Years Ended December 31,
(in thousands)	2025	2024	2023
Franchise and other miscellaneous taxes	$19,151	$12,986	$11,686
Professional fees	26,047	19,020	15,734
Card processing expenses	6,924	6,019	7,091
Communications	5,917	4,718	5,325
Other real estate owned and foreclosure expenses	434	266	349
Postage, supplies and other	36,500	30,115	27,629
Total other operating expenses	$94,973	$73,124	$67,814

NOTE 16. INCOME TAXES

Reconciliation of income tax expense and the effective tax rate is as follows for 2025:

(dollars in thousands)	For The Year Ended December 31, 2025
Federal statutory tax rate	$58,640	21.0%
State income taxes, net of federal tax effect (1)	6,672	2.4
Low-income housing and historic tax credits	(9,102)	(3.3)
New markets tax credits	(3,900)	(1.4)
Nontaxable and nondeductible items:
Net tax-exempt interest income on securities and loans of state and political subdivisions	(5,841)	(2.1)
Bank-owned life insurance	(3,171)	(1.1)
Nondeductible expenses	3,534	1.3
Other adjustments:
Proportional amortization of investments that generate low-income housing and historic tax credits	10,941	3.9
Other tax benefits related to investments that generate low-income housing and historic tax credits	(2,545)	(0.9)
Other	905	0.3
Income tax expense	$56,133	20.1%

(1) The states of West Virginia and Maryland make up the majority (more than 50%) of the total of state taxes.

Reconciliation from the federal statutory income tax rate to the effective tax rate is as follows for 2024 and 2023:

	For the Years Ended December 31,
	2024	2023
Federal statutory tax rate	21.0%	21.0%
Net tax-exempt interest income on securities and loans of state and political subdivisions	(3.2)	(3.1)
State income taxes, net of federal tax effect	2.8	3.0
Bank-owned life insurance	(1.1)	(1.2)
General business credits	(4.4)	(3.9)
All other—net	3.1	2.3
Effective tax rate	18.2%	18.1%

The provision for income taxes applicable to income before taxes consists of the following:

	For the Years Ended December 31,
(in thousands)	2025	2024	2023
Current:
Federal	$11,719	$30,314	$31,935
State	2,403	6,517	6,763
Deferred:
Federal	35,968	(3,149)	(4,328)
State	6,043	(78)	647
Total	$56,133	$33,604	$35,017

The following income tax amounts were recorded in shareholders’ equity as elements of other comprehensive income:

(in thousands)	2025	2024	2023
Securities and defined benefit pension plan unrecognized items	$(26,446)	$2,600	$12,369

The following table presents income taxes paid (net of refunds received):

For the Year Ended December 31,
(in thousands)	2025
U.S. Federal	$26,500
U.S. state and local
Maryland	2,000
Other	3,236
Total	$31,736

Deferred tax assets and liabilities consist of the following:

	December 31,
(in thousands)	2025	2024	2023
Deferred tax assets:
Allowance for credit losses	$50,480	$33,242	$31,571
Security gains	8,400	969	1,320
Non-accrual interest income	1,814	829	833
Partnership adjustments	1,812	995	553
Net operating loss carryforwards	3,060	3,570	4,709
Purchase accounting adjustments	36,202	—	—
Fair value adjustments on securities available-for-sale	42,559	70,793	72,932
Lease accrual	10,623	9,344	11,178
Other	7,102	4,323	3,963
Gross deferred tax assets	162,052	124,065	127,059
Deferred tax liabilities:
Depreciation and amortization	(7,066)	(4,796)	(5,366)
Accretion on securities	(1,020)	(791)	(577)
Deferred fees and costs	(4,822)	(3,224)	(4,107)
Purchase accounting adjustments	—	(6,959)	(8,398)
Compensation and benefits	(378)	(1,981)	(1,818)
Lease - right of use assets	(8,782)	(8,331)	(10,173)
Other	(2)	—	(197)
Gross deferred tax liabilities	(22,070)	(26,082)	(30,636)
Net deferred tax assets	$139,982	$97,983	$96,423

No valuation allowance was established for any deferred tax assets, since management believes that deferred tax assets are likely to be realized through future reversals of existing taxable temporary differences and future taxable income.

As a result of the acquisition of Your Community Bankshares ("YCB") in 2016, Old Line Bankshares in 2019 and PFC in 2025, Wesbanco has federal net operating loss (“NOL”) carryforwards of $13.5 million, which expire beginning in 2034, 2037 and 2028, respectively. Wesbanco has Maryland NOL carryforwards of $0.8 million, which expires beginning in 2030. Wesbanco has Kentucky NOL carryforwards of $2.3 million, which expires beginning in 2030. The use of the federal NOL and other carryforwards are limited by Internal Revenue Code Section 382, but they are currently expected to be utilized before their respective expiration dates.

As a result of the previous acquisitions of YCB, ESB Financial Corporation, Fidelity Bancorp, Inc., Western Ohio Financial Corporation, Winton Financial Corporation, Oak Hill Financial, Inc. and PFC, retained earnings at December 31, 2025 and 2024 included $78.0 million and $45.9 million, respectively, of qualifying and non-qualifying tax bad debt reserves existing as of December 31, 1987, upon which no provision for income taxes has been recorded. The related amount of unrecognized deferred tax liability is $17.8 million and $10.3 million for 2025 and 2024, respectively. If this portion of retained earnings is used in the future for any purpose other than to absorb bad debts, it would be added to future taxable income.

Federal and state income taxes applicable to securities transactions totaled $0.8 million, $0.3 million and $0.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Wesbanco had $0.3 million and $0.1 million of unrecognized tax benefits and interest as of December 31, 2025 and 2024, respectively. As of December 31, 2025, $0.3 million represented the amount of unrecognized tax benefits that if recognized would favorably affect the effective tax rate in the future. At December 31, 2025 and December 31, 2024, accrued interest related to uncertain tax positions was immaterial. Wesbanco provides for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.

Wesbanco is subject to U.S. federal income tax as well as to tax in various state income tax jurisdictions. Wesbanco and its prior acquired companies are no longer subject to any income tax examinations for years prior to 2022.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and the federal income tax benefit of unrecognized state tax benefits) is as follows:

	For the Years Ended December 31,
(in thousands)	2025	2024	2023
Balance at beginning of year	$116	$58	$158
Additions based on tax positions related to the current year	178	58	20
Reductions due to the statute of limitations	—	—	(120)
Balance at end of year	$294	$116	$58

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

The fair value amounts presented in the table below are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statements of financial position. The following tables set forth Wesbanco’s financial assets and liabilities that were accounted for at fair value on a recurring and nonrecurring basis by level within the fair value hierarchy as of December 31, 2025 and December 31, 2024:

	December 31, 2025
	Fair Value Measurements Using:
(in thousands)	December 31, 2025	Quoted Prices in Active Markets for Identical Assets (level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (level 3)
Recurring fair value measurements
Equity securities	$30,809	$30,809	$—	$—
Available-for-sale debt securities:
U.S. Treasury	196,857	196,857	—	—
U.S. Government sponsored entities and agencies	222,997	—	222,997	—
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	2,610,448	—	2,610,448	—
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	63,615	—	63,615	—
Asset backed securities	68,935		68,935
Obligations of state and political subdivisions	73,188	—	70,903	2,285
Corporate debt securities	52,292	—	52,292	—
Total available-for-sale debt securities	$3,288,332	$196,857	$3,089,190	$2,285
Loans held for sale	87,454	—	87,454	—
Other assets—interest rate derivatives agreements	63,144	—	63,144	—
Total assets recurring fair value measurements	$3,469,739	$227,666	$3,239,788	$2,285
Other liabilities—interest rate derivatives agreements	64,181	—	64,181	—
Total liabilities recurring fair value measurements	$64,181	$—	$64,181	$—
Nonrecurring fair value measurements
Collateral dependent loans	$20,400	$—	$—	$20,400
Other real estate owned and repossessed assets	907	—	—	907
Total nonrecurring fair value measurements	$21,307	$—	$—	$21,307

	December 31, 2024
	Fair Value Measurements Using:
(in thousands)	December 31, 2024	Quoted Prices in Active Markets for Identical Assets (level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (level 3)
Recurring fair value measurements
Equity securities	$13,427	$13,427	$—	$—
Available-for-sale debt securities:
U.S. Treasury	146,113	146,113	—	—
U.S. Government sponsored entities and agencies	194,242	—	194,242	—
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	1,593,441	—	1,593,441	—
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	231,782	—	231,782	—
Obligations of state and political subdivisions	68,620	—	67,536	1,084
Corporate debt securities	11,874	—	11,874	—
Total available-for-sale debt securities	$2,246,072	$146,113	$2,098,875	$1,084
Loans held for sale	18,695	—	18,695	—
Other assets—interest rate derivatives agreements	72,343	—	72,343	—
Total assets recurring fair value measurements	$2,350,537	$159,540	$2,189,913	$1,084
Other liabilities—interest rate derivatives agreements	72,204	—	72,204	—
Total liabilities recurring fair value measurements	$72,204	$—	$72,204	$—
Nonrecurring fair value measurements
Collateral dependent loans	$17,525	$—	$—	$17,525
Other real estate owned and repossessed assets	852	—	—	852
Total nonrecurring fair value measurements	$18,377	$—	$—	$18,377

Wesbanco’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no significant transfers between levels 1, 2, or 3 for the years ended December 31, 2025 and 2024.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Wesbanco has utilized level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
(in thousands)	Fair Value Estimate	Valuation Techniques	Unobservable Input	Range / Weighted Average
December 31, 2025:
Collateral dependent loans	$20,400	Appraisal of collateral (1)	Appraisal adjustments (2)	0.0%-(20.8%)/(7.3%)
			Liquidation expenses (2)	(8.2%)-(10.5%)/(9.7%)
Other real estate owned and repossessed assets	907	Appraisal of collateral (1) (3)

December 31, 2024:
Collateral dependent loans	$17,525	Appraisal of collateral (1)	Appraisal adjustments (2)	0.0%/0.0%
			Liquidation expenses (2)	(7.8%)-(8.0%)/(7.9%)
Other real estate owned and repossessed assets	852	Appraisal of collateral (1)(3)

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
(3)
Includes estimated liquidation expenses and numerous dissimilar qualitative adjustments by management, which are not identifiable.

The estimated fair values of Wesbanco’s financial instruments are summarized below:

			Fair Value Measurements at December 31, 2025
(in thousands)	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (level 3)
Financial Assets
Cash and due from banks	$956,109	$956,109	$956,109	$—	$—
Equity securities	30,809	30,809	30,809	—	—
Available-for-sale debt securities	3,288,332	3,288,332	196,857	3,089,190	2,285
Net held-to-maturity debt securities	1,131,946	1,035,957	—	1,035,821	136
Net loans	19,007,683	18,563,341	—	—	18,563,341
Loans held for sale	87,454	87,454	—	87,454	—
Other assets—interest rate derivatives	63,144	63,144	—	63,144	—
Accrued interest receivable	106,651	106,651	106,651	—	—

Financial Liabilities
Deposits	21,668,840	21,657,121	18,793,468	2,863,653	—
Federal Home Loan Bank borrowings	1,200,000	1,200,761	—	1,200,761	—
Other borrowings	110,679	105,240	105,240	—	—
Subordinated debt and junior subordinated debt	308,529	298,974	—	298,974	—
Other liabilities—interest rate derivatives	64,181	64,181	—	64,181	—
Accrued interest payable	19,150	19,150	19,150	—	—

			Fair Value Measurements at December 31, 2024
(in thousands)	Carrying Amount	Fair Value Estimate	Quoted Prices in Active Markets for Identical Assets (level 1)	Significant Other Observable Inputs (level 2)	Significant Unobservable Inputs (level 3)
Financial Assets
Cash and due from banks	$568,137	$568,137	$568,137	$—	$—
Equity securities	13,427	13,427	13,427	—	—
Available-for-sale debt securities	2,246,072	2,246,072	—	2,244,988	1,084
Net held-to-maturity debt securities	1,152,760	1,006,817	—	1,006,617	200
Net loans	12,517,663	12,042,064	—	—	12,042,064
Loans held for sale	18,695	18,695	—	18,695	—
Other assets—interest rate derivatives	72,343	72,343	—	72,343	—
Accrued interest receivable	78,324	78,324	78,324	—	—

Financial Liabilities
Deposits	14,133,717	14,121,315	12,406,785	1,714,530	—
Federal Home Loan Bank borrowings	1,000,000	1,000,371	—	1,000,371	—
Other borrowings	192,073	180,372	180,372	—	—
Subordinated debt and junior subordinated debt	279,308	262,101	—	262,101	—
Other liabilities—interest rate derivatives	72,204	72,204	—	72,204	—
Accrued interest payable	14,228	14,228	14,228	—	—

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

NOTE 18. COMPREHENSIVE INCOME/(LOSS)

The activity in accumulated other comprehensive income for the years ended December 31, 2025, 2024 and 2023 is as follows:

	Accumulated Other Comprehensive Income/(Loss) (1)
(in thousands)	Defined Benefit Plans	Unrealized Gains (Losses) on Debt Securities Available-for- Sale	Total
Balance at December 31, 2022	$(535)	$(261,881)	$(262,416)
Other comprehensive loss before reclassifications	6,748	28,490	35,238
Amounts reclassified from accumulated other comprehensive loss	302	183	485
Period change	7,050	28,673	35,723
Balance at December 31, 2023	$6,515	$(233,208)	$(226,693)

Balance at December 31, 2023	$6,515	$(233,208)	$(226,693)
Other comprehensive income before reclassifications	642	9,676	10,318
Amounts reclassified from accumulated other comprehensive income	(2,033)	(224)	(2,257)
Period change	(1,391)	9,452	8,061
Balance at December 31, 2024	$5,124	$(223,756)	$(218,632)

Balance at December 31, 2024	$5,124	$(223,756)	$(218,632)
Other comprehensive income before reclassifications	2,023	84,590	86,613
Amounts reclassified from accumulated other comprehensive income	(563)	(738)	(1,301)
Period change	1,460	83,852	85,312
Balance at December 31, 2025	$6,584	$(139,904)	$(133,320)

(1) All amounts are net of tax. Related income tax expense or benefit is calculated using a combined Federal and State income tax rate approximating 24% in all periods presented.

Details about Accumulated Other Comprehensive Income/(Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income/ (Loss) For the Years Ended December 31,			Affected Line Item in the Statement of Net Income
(in thousands)	2025	2024	2023
Securities available-for-sale (1):
Net securities (gains) losses reclassified into earnings	$(73)	$12	$241	Net securities gains (Non-interest income)
Related income tax effect	22	(3)	(58)	Provision for income taxes
Amortization of state tax rate change reclassified into earnings	(687)	(233)	—	Provision for income taxes
Net effect on accumulated other comprehensive income/(loss) for the period	(738)	(224)	183
Defined benefit plans (2):
Amortization of net (gain) loss and prior service costs	(738)	(406)	399	Employee benefits (Non-interest expense)
Related income tax effect	175	122	(97)	Provision for income taxes
Gain on settlement of retired employee accounts	—	(2,301)	—	Other non-interest income
Related income tax effect	—	552	—	Provision for income taxes
Net effect on accumulated other comprehensive income/(loss) for the period	(563)	(2,033)	302
Total reclassifications for the period	$(1,301)	$(2,257)	$485

(1) For additional detail related to unrealized gains on securities and related amounts reclassified from accumulated other comprehensive income see Note 4, “Securities.”

(2) Included in the computation of net periodic pension cost. See Note 13, “Employee Benefit Plans” for additional detail.

NOTE 19. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments— In the normal course of business, Wesbanco offers off-balance sheet credit arrangements to enable its customers to meet their financing objectives. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. Wesbanco’s exposure to credit losses in the event of non-performance by the other parties to the financial instruments for commitments to extend credit and standby letters of credit is limited to the contractual amount of those instruments. Wesbanco uses the same credit policies in making commitments and conditional obligations as for all other lending. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The allowance for credit losses associated with commitments was $7.0 million and $6.1 million as of December 31, 2025 and 2024, respectively, and is included in other liabilities on the Consolidated Balance Sheets.

Letters of credit are conditional commitments issued by banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including normal business activities, bond financing and similar transactions. Letters of credit are considered guarantees. The liability associated with letters of credit was $0.4 million and $0.2 million as of December 31, 2025 and 2024.

Contingent obligations to purchase loans funded by other entities include credit card guarantees, loans sold with recourse as well as obligations to the FHLB. Credit card guarantees are credit card balances not owned by Wesbanco, whereby the Bank guarantees the performance of the cardholder.

The following table presents total commitments to extend credit, guarantees and various letters of credit outstanding:

	December 31,
(in thousands)	2025	2024
Lines of credit	$5,231,344	$3,960,185
Loans approved but not closed	469,694	365,529
Overdraft limits	556,063	387,591
Letters of credit	56,030	47,879
Contingent obligations and other guarantees	36,179	16,574

Contingent Liabilities— Wesbanco is a party to various legal and administrative proceedings and claims. While any litigation contains an element of uncertainty, management does not believe that a material loss related to such proceedings or claims pending or known to be threatened is reasonably possible.

NOTE 20. WESBANCO BANK COMMUNITY DEVELOPMENT CORPORATION

Wesbanco Bank Community Development Corporation (“WBCDC”), a consolidated subsidiary of Wesbanco Bank, is a Certified Development Entity (“CDE”) with $125.0 million of New Markets Tax Credits (“NMTC”) all of which had been invested in WBCDC at December 31, 2025. The NMTC program is administered by the Community Development Financial Institutions Fund of the U.S. Treasury and is aimed at stimulating economic and community development and job creation in low-income communities. The program provides federal tax credits to investors who make qualified equity investments (“QEIs”) in a CDE. The CDE is required to invest the proceeds of each QEI in low-income communities, which are generally defined as those census tracts with poverty rates greater than 20% and/or median family incomes that are less than or equal to 80% of the area median family income.

The credit provided to the investor totals 39% of each QEI in a CDE and is claimed over a seven-year credit allowance period. In each of the first three years, the investor receives a credit equal to 5% of the total amount the investor paid to the CDE for each QEI. For each of the remaining four years, the investor receives a credit equal to 6% of the total amount the investor paid to the CDE for each QEI. As of December 31, 2025, Wesbanco has received $44.1 million in tax credits over the seven-year credit allowance periods for its $125.0 million NMTC authority invested in WBCDC. Wesbanco is eligible to receive an additional $4.7 million in tax credits with respect to aggregate QEI amounts invested over their remaining credit allowance period.

Wesbanco Bank recognized $3.9 million, $3.8 million and $3.7 million in NMTC in its income tax provision for the years ended December 31, 2025, 2024 and 2023, respectively. These tax credits are subject to certain general business tax credit limitations and are therefore limited in deductibility on Wesbanco’s federal income tax return. As of December 31, 2025, no prior NMTC has been carried forward to future tax years.

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

As of December 31, 2025, 2024 and 2023, none of the above recapture events had occurred, nor in the opinion of management are such events anticipated to occur in the foreseeable future. Approximately half of the tax credits are no longer subject to recapture.

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

The following condensed financial statements summarize the financial position of WBCDC as of December 31, 2025, and the results of its operations and cash flows for the year ended December 31, 2025:

BALANCE SHEET

(in thousands)	December 31, 2025
Assets
Cash and due from banks	$85,835
Loans, net of allowance for credit losses of $0.6 million	58,770
Other assets	3,355
Total Assets	$147,960
Liabilities	$84
Shareholder Equity	147,876
Total Liabilities and Shareholder Equity	$147,960

STATEMENT OF INCOME

(in thousands)	For the Year Ended December 31, 2025
Interest income
Loans	$1,816
Total interest income	1,816
Recovery of credit losses	(80)
Net interest income after provision for credit losses	1,896
Gain on investments	—
Non-interest expense	—
Income before provision for income taxes	1,896
Provision for income taxes	406
Net income	$1,490

STATEMENT OF CASH FLOWS

(in thousands)	For the Year Ended December 31, 2025
Operating Activities
Net income	$1,490
Recovery of credit losses	(80)
Gain on investments	—
Net change in other assets	1,409
Net change in other liabilities	84
Net cash provided by operating activities	2,903
Investing Activities
Decrease in loans	4,302
Proceeds from sale of investments	—
Net cash provided by investing activities	4,302
Financing Activities
Qualified equity investment by parent company	—
Net cash provided by financing activities	—
Net increase in cash and cash equivalents	7,205
Cash and cash equivalents at beginning of year	78,630
Cash and cash equivalents at end of year	$85,835

NOTE 21. TRANSACTIONS WITH RELATED PARTIES

Certain directors and officers (including their affiliates, families and entities in which they are principal owners) of Wesbanco and its subsidiaries are customers of, or suppliers to, those subsidiaries and have had, and are expected to have, transactions with the subsidiaries in the ordinary course of business. In addition, certain directors are also directors or officers of corporations that are customers of, or suppliers to, the Bank and have had, and are expected to have, transactions with the Bank in the ordinary course of business. In the opinion of management, such transactions are consistent with prudent banking practices and are within applicable banking regulations. Indebtedness of related parties aggregated approximately $14.3 million and $3.0 million as of December 31, 2025 and 2024, respectively. During 2025, $22.2 million in related party loans were funded or acquired and $10.8 million were repaid or no longer related. At December 31, 2025 and 2024, none of the outstanding related party loans were past due 90 days or more or on non-accrual. At December 31, 2025 and 2024, no outstanding related party loans were considered to be an MBEFD.

NOTE 22. REGULATORY MATTERS

The Federal Reserve Bank is the primary regulator for the parent company, Wesbanco. Wesbanco Bank is a state non-member bank jointly regulated by the FDIC and the West Virginia Division of Financial Institutions. Wesbanco is a legal entity separate and distinct from its subsidiaries and is dependent upon dividends from its subsidiary bank, Wesbanco Bank, to provide funds for the payment of dividends to shareholders, fund its current stock repurchase plan and to provide for other cash requirements. The payment of dividends by Wesbanco Bank to Wesbanco is subject to state and federal banking regulations. Under applicable law, bank regulatory agency approval is required if the total of all dividends declared by a bank in any calendar year exceeds the available retained earnings or exceeds the aggregate of the bank’s net profits (as defined by regulatory agencies) for that year and its retained net profits for the preceding two years. As of December 31, 2025, under FDIC and state of West Virginia regulations, Wesbanco could receive, without prior regulatory approval, a dividend of up to $331.3 million from Wesbanco Bank.

Wesbanco Bank is also required to maintain non-interest bearing reserve balances with the Federal Reserve Bank. The Bank did not have a reserve requirement during 2025 or 2024.

Additionally, Wesbanco and Wesbanco Bank are subject to various regulatory capital requirements (risk-based capital ratios) administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by the regulators that, if undertaken, could have a material adverse effect on Wesbanco’s financial results.

All bank holding companies and banking subsidiaries are required to have common equity Tier 1 (“CET1”) of at least 4.5%, core capital (“Tier 1”) of at least 6% of risk-weighted assets, total capital of at least 8% of risk-weighted assets, and a minimum Tier 1 leverage ratio of 4%. Tier 1 capital consists principally of shareholders’ equity; excluding items recorded in accumulated other comprehensive income, less goodwill and other intangibles. Total capital consists of Tier 1 capital plus the allowance for loan losses, subject to limitation, and trust preferred securities. The regulations also define “well-capitalized” levels of CET1, Tier 1 risk-based capital, total risk-based capital, and Tier 1 leverage capital as 6.5%, 8%, 10%, and 5%, respectively. Wesbanco and Wesbanco Bank were categorized as “well-capitalized” under the Federal Deposit Insurance Corporation Improvement Act at December 31, 2025 and

2024. There are no conditions or events since December 31, 2025 that management believes have changed Wesbanco’s “well-capitalized” category.

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

Wesbanco issued $230.0 million of Series B Preferred stock in September 2025, considered Tier 1 capital, which is listed on the Nasdaq Global Select Market under the symbol "WSBCO". Wesbanco used $150.0 million of the proceeds to redeem in full the outstanding Series A Preferred stock in December 2025 and another $50.0 million to redeem the outstanding fixed-to-floating subordinated notes acquired in the PFC acquisition.

Wesbanco currently has $167.1 million in junior subordinated debt in its Consolidated Balance Sheets presented as a separate category of long-term debt. For regulatory purposes, trust preferred securities totaling $161.9 million, issued by unconsolidated trust subsidiaries of Wesbanco underlying such junior subordinated debt, are considered Tier 2 capital in accordance with current regulatory reporting requirements, as Wesbanco had total consolidated assets above $15 billion as of December 31, 2025 and 2024. Also, in March of 2022, Wesbanco completed the issuance of $150.0 million in aggregate principal amount of subordinated debentures. The subordinated debentures have a fixed rate of 3.75% for the first five years and a floating rate for the next five years at Three Month SOFR plus a spread of 1.787%.

On March 26, 2020, regulators issued interim financial rule (“IFR”) “Regulatory Capital Rule: Revised Transition of the Current Expected Losses Methodology for Allowances” in response to the disrupted economic activity from the spread of COVID-19. The IFR provides financial institutions that adopt CECL during 2020 with the option to delay for two years the estimated impact of CECL on regulatory capital, followed by a three-year transition period to phase out the aggregate amount of the capital benefit provided by the initial two-year delay (“five year transition”). Wesbanco adopted CECL effective January 1, 2020 and elected to implement the five year transition. The five year transition rule ended on January 1, 2025.

The following table summarizes risk-based capital amounts and ratios for Wesbanco and the Bank:

			December 31, 2025			December 31, 2024
(dollars in thousands)	Minimum Value (1)	Well Capitalized (2)	Amount	Ratio	Minimum Amount (1)	Amount	Ratio	Minimum Amount (1)
Wesbanco, Inc.
Tier 1 leverage	4.00%	5.00%	$2,443,411	9.42%	$1,037,948	$1,895,856	10.68%	$709,848
Tier 1 capital to risk-weighted assets	6.00%	8.00%	2,443,411	11.42%	1,284,121	1,895,856	13.06%	870,882
Total capital to risk-weighted assets	8.00%	10.00%	2,978,585	13.92%	1,712,162	2,305,465	15.88%	1,161,176
Common equity Tier 1	4.50%	6.50%	2,219,224	10.37%	963,091	1,751,372	12.07%	653,162
Wesbanco Bank, Inc.
Tier 1 leverage	4.00%	5.00%	$2,571,964	9.92%	$1,036,779	$1,834,180	10.35%	$708,751
Tier 1 capital to risk-weighted assets	6.00%	8.00%	2,571,964	12.06%	1,279,668	1,834,180	12.67%	868,844
Total capital to risk-weighted assets	8.00%	10.00%	2,798,197	13.12%	1,706,224	1,966,848	13.58%	1,158,458
Common equity Tier 1	4.50%	6.50%	2,571,964	12.06%	959,751	1,834,180	12.67%	651,633

(1)
Minimum requirements to remain adequately capitalized.
(2)
Well-capitalized under prompt corrective action regulations.

NOTE 23. CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

Presented below are the Condensed Balance Sheets, Statements of Income and Statements of Cash Flows for the parent company:

BALANCE SHEETS

	December 31,
(in thousands)	2025	2024
ASSETS
Cash and due from banks	$161,862	$321,788
Investment in subsidiaries—Bank	4,160,463	2,728,603
Investment in subsidiaries—Nonbank	7,227	5,886
Other assets	55,348	40,769
Total Assets	$4,384,900	$3,097,046
LIABILITIES
Subordinated debt and junior subordinated debt	$308,529	$279,308
Dividends payable and other liabilities	44,458	27,457
Total Liabilities	352,987	306,765
SHAREHOLDERS’ EQUITY	4,031,913	2,790,281
Total Liabilities and Shareholders’ Equity	$4,384,900	$3,097,046

STATEMENTS OF INCOME

	For the years ended December 31,
(in thousands)	2025	2024	2023
Dividends from subsidiaries—Bank	$111,000	$42,000	$77,000
Dividends from subsidiaries—Nonbank	425	1,248	7,384
Other income	39	—	718
Total income	111,464	43,248	85,102
Interest expense	20,017	16,090	16,492
Other expense	15,860	9,920	6,286
Total expense	35,877	26,010	22,778
Income before income tax benefit and undistributed net income of subsidiaries	75,587	17,238	62,324
Income tax benefit	(7,496)	(5,219)	(5,126)
Income before undistributed net income of subsidiaries	83,083	22,457	67,450
Equity in undistributed net income of subsidiaries	140,022	129,053	91,582
Net income	223,105	151,510	159,032
Preferred stock dividends	20,541	10,125	10,125
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$202,564	$141,385	$148,907

The details of other comprehensive income and accumulated other comprehensive income are included in the consolidated financial statements.

STATEMENTS OF CASH FLOWS

	For the years ended December 31,
(in thousands)	2025	2024	2023
OPERATING ACTIVITIES
Net income	$223,105	$151,510	$159,032
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(140,022)	(129,053)	(91,582)
(Increase) decrease in other assets	(11,432)	(2,687)	1,122
Other—net	10,674	8,313	7,669
Net cash provided by operating activities	82,325	28,083	76,241
INVESTING ACTIVITIES
Additional capitalization of subsidiaries	(150,000)	(50,000)	—
Net cash acquired in the PFC acquisition	24,381	—	—
Net cash used in investing activities	(125,619)	(50,000)	—
FINANCING ACTIVITIES
Redemption of subordinated debt	(50,000)	—	(2,294)
Issuance of preferred stock, Series B, net of issuance costs	224,187	—	—
Redemption of preferred stock, Series A	(144,484)	—	—
Redemption premium on preferred stock, Series A	(5,516)	—	—
Issuance of common stock	540	190,967	—
Treasury shares (purchased) sold—net	(1,089)	76	(3,508)
Dividends paid to common and preferred shareholders	(140,270)	(97,541)	(92,415)
Net cash (used in) provided by financing activities	(116,632)	93,502	(98,217)
Net (decrease) increase in cash and cash equivalents	(159,926)	71,585	(21,976)
Cash and cash equivalents at beginning of year	321,788	250,203	272,179
Cash and cash equivalents at end of year	$161,862	$321,788	$250,203

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

The market value of trust assets totaled approximately $7.9 billion and $6.0 billion at December 31, 2025 and 2024, respectively. These assets are held by Wesbanco in fiduciary or agency capacities and are not included as assets on Wesbanco’s Consolidated Balance Sheets. Therefore, substantially all of Wesbanco’s assets are attributable to the community banking segment.

The following tables present selected financial information with respect to Wesbanco’s business segments for the years ended December 31, 2025, 2024 and 2023 as received and reviewed on a regular basis by the CODM:

(in thousands)	Community Banking	Trust and Investment Services	Corporate Other	Totals
For the Year Ended December 31, 2025
Interest and dividend income	$1,271,940	$—	$—
Less: Interest expense (1)	431,099	6,524	20,017
Net interest income	840,841	(6,524)	(20,017)
Less: Provision for credit losses	77,242	—	—
Net interest income after provision for credit losses	763,599	(6,524)	(20,017)
Non-interest income:
Trust fees	—	29,033	—
WesMark fees	—	8,054	—
Service charges in deposits	41,392	—	—
Digital banking income	26,475	—	—
Net swap fee and valuation income	8,896	—	—
Net securities brokerage revenue	11,846	—	—
Net insurance services revenue	3,985	—	—
Bank-owned life insurance	15,101	—	—
Payment processing fees	3,401	—	—
Net securities gains	3,379	—	—
Net gain on other real estate owned and other assets	(424)	—	—
Mortgage banking income	6,194	—	—
Other income	8,338	1,046	39
Total revenues	892,182	31,609	(19,978)	903,813

Less (2):
Salaries and wages	222,384	8,593	—
Employee benefits	65,028	1,987	—
Net occupancy (3)	32,972	265	—
Equipment and software (4)	62,444	168	—
Miscellaneous taxes	19,144	7	—
Professional services	17,692	647	7,708
Marketing	9,787	74	—
FDIC insurance	20,897	—	—
Supplies	8,254	184	—
Telecommunications	5,917	—	—
General administration	8,661	211	1,056
Merger-related and restructuring	68,871	—	7,062
Amortization of intangibles	28,301	769	—
Corporate overhead expenses (5)	—	7,184	—
Other segment items (6)	17,992	280	36
Segment profit before provision for income taxes	303,838	11,240	(35,840)
Provision for income taxes	61,269	2,360	(7,496)
Segment profit	242,569	8,880	(28,344)	223,105

Reconciliation of segment profit (loss)
Preferred stock dividends				(20,541)
Net income available to common shareholders				202,564

(1) Within Corporate other, this represents interest expense on subordinated and junior subordinated debt issued by the parent company of Wesbanco.

(2) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

(3) Includes depreciation and amortization expense of $8.5 million for the community banking segment. Such expenses for the trust and investment services segment are immaterial.

(4) Includes depreciation and amortization expense of $11.7 million for the community banking segment. Such expenses for the trust and investment services segment are immaterial.

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

(in thousands)	Community Banking	Trust and Investment Services	Corporate Other	Totals
For the Year Ended December 31, 2023
Interest and dividend income	$711,516	$—	$—
Less: Interest expense (1)	210,763	2,923	16,492
Net interest income	500,753	(2,923)	(16,492)
Less: Provision for credit losses	17,734	—	—
Net interest income after provision for credit losses	483,019	(2,923)	(16,492)
Non-interest income:
Trust fees	—	20,474	—
WesMark fees	—	7,661	—
Service charges in deposits	26,116	—	—
Digital banking income	19,454	—	—
Net swap fee and valuation income	6,912	—	—
Net securities brokerage revenue	10,055	—	—
Net insurance services revenue	3,555	—	—
Bank-owned life insurance	11,002	—	—
Payment processing fees	3,652	—	—
Net securities losses	900	—	—
Net gain on other real estate owned and other assets	1,520	—	—
Mortgage banking income	2,652	—	—
Other income	5,776	—	718
Total revenues	574,613	25,212	(15,774)	584,051

Less (2):
Salaries and wages	169,402	7,536	—
Employee benefits	45,148	1,753	—
Net occupancy (3)	25,136	202	—
Equipment and software (4)	36,619	47	—
Miscellaneous taxes	11,678	8	—
Professional services	9,740	580	5,414
Marketing	10,280	96	802
FDIC insurance	12,249	—	—
Supplies	6,447	132	—
Telecommunications	5,325	—	—
General administration	5,494	152	100
Merger-related and restructuring	3,775	—	55
Amortization of intangibles	8,855	233	—
Corporate overhead expenses (5)	—	5,300	—
Other segment items (6)	17,260	269	(85)
Segment profit before provision for income taxes	207,205	8,904	(22,060)
Provision for income taxes	38,273	1,870	(5,126)
Segment profit	168,932	7,034	(16,934)	159,032

Reconciliation of segment profit (loss)
Preferred stock dividends				(10,125)
Net income available to common shareholders				148,907

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Wesbanco’s management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of Wesbanco’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that Wesbanco’s disclosure controls and procedures as of December 31, 2025, were not effective as of the end of the period covered by this annual report because of the material weaknesses in internal control over financial reporting described in "Management's Report on Internal Control Over Financial Reporting". Notwithstanding the material weaknesses, based on additional analyses and other procedures performed, management concluded that the financial statements included in this report fairly present in all material respects our financial position, results of operations, capital position, and cash flows for the periods presented in conformity with GAAP.

Except for the material weakness identified, no changes in Wesbanco's internal control over financial reporting have occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, Wesbanco's internal control over financial reporting. However, as disclosed in "Management's Report on Internal Control Over Financial Reporting", Wesbanco's management is in the process of implementing certain changes to the Company's internal controls to remediate the material weakness disclosed in the report.

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

ITEM 9B. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the three months ended December 31, 2025, none of our directors or executive officers adopted, modified or terminated any rule 10b5-1 trading arrangement or any "non-Rule 10b5-1 trading arrangement, as those terms are defined in Item 408 of Regulation S-K."

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

The following table sets forth certain information with respect to securities authorized for issuance under our equity compensation plans as of December 31, 2025.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining for future issuance under equity compensation plans
Equity compensation plans approved by security holders	794,268	$26.52	1,334,954
Equity compensation plans not approved by security holders	None	None	None

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

ITEM 16. FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Exhibit Number	Document	Location

2.1	Agreement and Plan of Merger, dated July 25, 2024, by and among Wesbanco, Inc., Wesbanco Bank, Inc., Premier Financial Corp. and Premier Bank.	Incorporated by reference to Exhibit 2.1 of the Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 26, 2024.

3.1	Bylaws of Wesbanco, Inc. (As Amended and Restated May 4, 2021).	Incorporated by reference to Exhibit 3.1 of Form 10-Q filed by the Registrant with the Securities and Exchange Commission on May 6, 2021.

3.2	Restated Articles of Incorporation of Wesbanco, Inc.	Incorporated by reference to Exhibit 3.2 of Form 10-K filed by the Registrant with the Securities and Exchange Commission on February 28, 2020.

3.3	Articles of Amendment to the Restated Articles of Incorporation of Wesbanco, Inc.	Incorporated by reference to Exhibit 3.1 of Form 8-K filed by the Registrant with the Securities and Exchange Commission on August 11, 2020.

3.4	Articles of Amendment to the Amended and Restated Articles of Incorporation of Wesbanco, Inc.	Incorporated by reference to Exhibit 3.1 of Form 8-K filed by the Registrant with the Securities and Exchange Commission on December 11, 2024.

3.5	Articles of Amendment to the Amended and Restated Articles of Incorporation of Wesbanco, Inc.	Incorporated by reference to Exhibit 3.1 of Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 17, 2025.

3.6	Articles of Amendment to the Amended and Restated Articles of Incorporation of Wesbanco, Inc.	*

4.1	Specimen Certificate of Wesbanco, Inc. Common Stock. (P)	Incorporated by reference to a prior Registration Statement on Form S-4 under Registration No. 33-42157 filed by the Registrant with the Securities and Exchange Commission on August 9, 1991.

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

Incorporated by reference to Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 18, 2005.

4.7	Description of Securities.	*

4.8	Indenture, dated March 23, 2022, by and between Wesbanco, Inc. and Wilmington Trust, National Association, as trustee.	Incorporated by reference to Exhibit 4.1 of Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 23, 2022.

4.9	First Supplemental Indenture, dated March 23, 2022, by and between Wesbanco, Inc. and Wilmington Trust, National Association, as trustee.	Incorporated by reference to Exhibit 4.2 of Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 23, 2022.

4.10	Form of 3.75% Fixed-to-Floating Rate Subordinated Note due 2032.	Incorporated by reference to Exhibit 4.2 of Form 8-K filed by the Registrant with the Securities and Exchange Commission on March 23, 2022.

4.11

Deposit Agreement, dated September 17, 2025, by and among Wesbanco, Inc., Computershare Inc. and Computershare Trust Company, N.A. acting jointly as the depositary, and the holders from time to time of the depositary receipts described therein.

Incorporated by reference to Exhibit 4.1 of Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 17, 2025.

4.12	Specimen of Certificate representing the Series B Preferred Stock.	Incorporated by reference to Exhibit 4.2 of Form 8-K filed by the Registrant with the Securities and Exchange Commission on September 17, 2025.

4.13	Form of Depositary Receipt.	(Included in Exhibit 4.11 hereto).

10.1

Wesbanco, Inc. Incentive Bonus, Option and Restricted Stock Plan as adopted February 13, 1998 and as amended and restated February 25, 2010, February 23, 2017, February 25, 2021 and February 21, 2024. **

Incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 18, 2024.

10.2	Wesbanco, Inc. Deferred Compensation Plan – For Directors and Eligible Employees (as amended). **	Incorporated by reference to Exhibit 10.17 of Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 10, 2006.

10.3	Form of Amended and Restated Change in Control Agreement by and between Wesbanco, Inc., Wesbanco Bank, Inc., Michael L. Perkins and Jayson M. Zatta. **	Incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 28, 2006.

10.4	Form of Employment Agreement by and between Wesbanco Bank, Inc., Wesbanco Inc., and executive officer (effective date): Jayson M. Zatta (effective March 1, 2015)**	Incorporated by reference to Exhibit 10.1 of Form 10-Q filed by the Registrant with the Securities and Exchange Commission on July 30, 2015.

10.5	Wesbanco, Inc. Administrative Rules for the Total Shareholder Return Plan. **	Incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Registrant with the Securities and Exchange Commission on November 24, 2015.

10.6	Form of Wesbanco, Inc. Incentive Bonus, Option & Restricted Stock Plan—Total Shareholder Return Agreement. **	Incorporated by reference to Exhibit 10.25 of Form 10-K filed by the Registrant with the Securities and Exchange Commission on February 26, 2016.

10.7	Form of Wesbanco, Inc. Incentive Bonus, Option & Restricted Stock Plan—Performance Restricted Stock Agreement.**	Incorporated by reference to Exhibit 10.2 to Form 10-Q filed by the Registrant with the Securities and Exchange Commission on July 31, 2017.

10.8	Employment Agreement, dated December 16, 2021, by and between Wesbanco Bank, Inc., Daniel K. Weiss, Jr. and Wesbanco, Inc. **	Incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Registrant with the Securities and Exchange Commission on December 17, 2021.

10.9	Form of Change in Control Agreement, by and between Wesbanco, Inc., Wesbanco Bank, Inc., and executive officers: Jeffrey H. Jackson, Daniel K. Weiss, Jr. and Jan Pattishall-Krupinski **	Incorporated by reference to Exhibit 10.2 of Form 8-K filed by the Registrant with the Securities and Exchange Commission on December 17, 2021.

10.10	Employment Agreement, dated February 16, 2022, by and between Wesbanco Bank, Inc., Michael L. Perkins and Wesbanco, Inc. **	Incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Registrant with the Securities and Exchange Commission on February 22, 2022.

10.11	Form of Wesbanco, Inc. Incentive Bonus, Option & Restricted Stock Plan – Stock Option Agreement. **	Incorporated by reference to Exhibit 10.1 of Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 3, 2023.

10.12	Form of Wesbanco, Inc. Incentive Bonus, Option & Restricted Stock Plan – Restricted Stock Agreement. **	Incorporated by reference to Exhibit 10.2 of Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 3, 2023.

10.13	Employment Agreement, dated as of July 21, 2023, by and between Wesbanco Bank, Inc., Jeffrey H. Jackson and Wesbanco, Inc. **	Incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Registrant with the Securities and Exchange Commission on July 21, 2023.

10.14	Wesbanco, Inc. 401(k) Plan.	Incorporated by reference to Exhibit 10.17 of Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 3, 2025.

10.15	First Amendment to the Wesbanco, Inc. 401(k) Plan effective February 28, 2025.	Incorporated by reference to Exhibit 10.18 of Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 3, 2025.

10.16	Separation Agreement, Release and Waiver of Claims, dated as of April 21, 2025, by and between Brent E. Richmond and Wesbanco Bank, Inc.**	Incorporated by reference to Exhibit 10.1 of Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 7, 2025.

10.17	Employment Agreement, dated December 20, 2024 by and between Wesbanco Bank, Inc., Jan Pattishall-Krupinski and Wesbanco, Inc. **	*

19	Insider Trading and Director Confidentiality Policy.	Incorporated by reference to Exhibit 19 of Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 3, 2025.

21	Significant Subsidiaries of the Registrant.	*

23	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.	*

24	Power of Attorney.	*

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).	*

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).	*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

97	Policy Relating to Recovery of Erroneously Awarded Compensation.	Incorporated by reference to Exhibit 97 of Form 10-K filed by the Registrant with the Securities and Exchange Commission on February 26, 2024.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).	***

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document	***

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	***

* Filed herewith

** Indicates management compensatory plan, contract, or arrangement

*** Filed electronically

(P) Paper Filed

SIGNATURES

Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 2, 2026.

WESBANCO, INC.

By:	/s/ Jeffrey H. Jackson
Jeffrey H. Jackson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 2, 2026.

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

By:	/s/ Jeffrey H. Jackson
Jeffrey H. Jackson
Attorney-in-fact

Rosie Allen-Herring	Robert J. Fitzsimmons
Zahid Afzal	Denise Knouse-Snyder
Louis M. Altman	D. Bruce Knox
John L. Bookmyer	Lisa A. Knutson
Lee J. Burdman	F. Eric Nelson, Jr.
Todd F. Clossin	Gregory S. Proctor, Jr.
James W. Cornelsen	Joseph R. Robinson
Michael J. Crawford	Kerry M. Stemler
Abigail M. Feinknopf