Form 10-Q
period 2026-03-31
WESBANCO INC
filed 2026-04-30
CIK 203596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of April 23, 2026, there were 96,180,560 shares of Wesbanco, Inc. common stock, $2.0833 par value, outstanding.

WESBANCO, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESBANCO, INC. CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(unaudited, in thousands, except shares)	2026	2025
ASSETS
Cash and due from banks, including interest bearing amounts of $745,957 and $751,249, respectively	$960,410	$956,109
Securities:
Equity securities, at fair value	30,256	30,809
Available-for-sale debt securities, at fair value	3,298,237	3,288,332
Held-to-maturity debt securities (fair values of $1,011,303 and $1,035,957, respectively)	1,120,597	1,132,114
Allowance for credit losses, held-to-maturity debt securities	(151)	(168)
Net held-to-maturity debt securities	1,120,446	1,131,946
Total securities	4,448,939	4,451,087
Loans held for sale	59,281	87,454
Portfolio loans, net of unearned income	19,082,681	19,226,432
Allowance for credit losses - loans	(210,023)	(218,749)
Net portfolio loans	18,872,658	19,007,683
Premises and equipment, net	251,325	263,240
Accrued interest receivable	105,288	106,651
Goodwill and other intangible assets, net	1,716,225	1,723,385
Bank-owned life insurance	560,773	557,512
Other assets	507,556	543,212
Total Assets	$27,482,455	$27,696,333
LIABILITIES
Deposits:
Non-interest bearing demand	$5,223,034	$5,376,767
Interest bearing demand	5,505,382	5,186,880
Money market	4,904,510	5,072,039
Savings deposits	3,306,044	3,157,782
Certificates of deposit	2,729,304	2,875,372
Total deposits	21,668,274	21,668,840
Federal Home Loan Bank borrowings	975,000	1,200,000
Other short-term borrowings	114,068	110,679
Subordinated debt and junior subordinated debt	308,683	308,529
Total borrowings	1,397,751	1,619,208
Accrued interest payable	19,917	19,150
Other liabilities	325,905	357,222
Total Liabilities	23,411,847	23,664,420
SHAREHOLDERS' EQUITY
Preferred stock, no par value, 1,000,000 shares authorized; 230,000 shares 7.375% non-cumulative perpetual preferred stock, Series B, liquidation preference $230,000,000, issued and outstanding at March 31, 2026 and December 31, 2025, respectively	224,187	224,187
Common stock, $2.0833 par value; 200,000,000 shares authorized; 96,134,158 and 96,067,559 shares issued; 96,134,158 and 96,067,559 shares outstanding at March 31, 2026 and December 31, 2025, respectively	200,276	200,137
Capital surplus	2,495,091	2,490,440
Retained earnings	1,300,628	1,252,765
Accumulated other comprehensive loss	(147,195)	(133,320)
Deferred benefits for directors	(2,379)	(2,296)
Total Shareholders' Equity	4,070,608	4,031,913
Total Liabilities and Shareholders' Equity	$27,482,455	$27,696,333

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended March 31,
(unaudited, in thousands, except shares and per share amounts)	2026	2025
INTEREST AND DIVIDEND INCOME
Loans, including fees	$280,989	$218,409
Interest and dividends on securities:
Taxable	31,443	22,247
Tax-exempt	4,824	4,529
Total interest and dividends on securities	36,267	26,776
Other interest income	8,368	8,047
Total interest and dividend income	325,624	253,232
INTEREST EXPENSE
Interest bearing demand deposits	29,368	29,377
Money market deposits	32,151	21,134
Savings deposits	10,119	7,359
Certificates of deposit	22,591	18,558
Total interest expense on deposits	94,229	76,428
Federal Home Loan Bank borrowings	11,316	13,034
Other short-term borrowings	598	1,122
Subordinated debt and junior subordinated debt	4,080	4,129
Total interest expense	110,223	94,713
NET INTEREST INCOME	215,401	158,519
Provision for credit losses	(897)	68,883
Net interest income after provision for credit losses	216,298	89,636
NON-INTEREST INCOME
Trust fees	10,442	8,697
Service charges on deposits	10,961	8,587
Digital banking income	6,599	5,404
Net swap fee and valuation income	1,062	961
Net securities brokerage revenue	3,472	2,701
Bank-owned life insurance	3,811	3,428
Mortgage banking income	919	1,140
Net securities losses	(13)	(318)
Net gain/(loss) on other real estate owned and other assets	546	(40)
Other income	4,032	4,105
Total non-interest income	41,831	34,665
NON-INTEREST EXPENSE
Salaries and wages	63,964	48,577
Employee benefits	17,611	12,970
Net occupancy	8,529	7,778
Equipment and software	15,678	13,050
Marketing	1,526	2,382
FDIC insurance	4,784	4,187
Amortization of intangible assets	7,160	4,223
Restructuring and merger-related expense	3,713	20,010
Other operating expenses	23,740	20,789
Total non-interest expense	146,705	133,966
Income (loss) before provision for income taxes	111,424	(9,665)
Provision (benefit) for income taxes	22,789	(673)
Net income (loss)	88,635	(8,992)
Preferred stock dividends	4,240	2,531
Net income (loss) available to common shareholders	$84,395	$(11,523)
EARNINGS (LOSS) PER COMMON SHARE
Basic	$0.88	$(0.15)
Diluted	$0.88	$(0.15)
AVERAGE COMMON SHARES OUTSTANDING
Basic	96,103,497	76,830,460
Diluted	96,309,352	77,020,592
DIVIDENDS DECLARED PER COMMON SHARE	$0.38	$0.37

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended March 31,
(unaudited, in thousands)	2026	2025
Net income (loss)	$88,635	$(8,992)
Debt securities available-for-sale:
Net change in unrealized (losses) gains on debt securities available-for-sale	(17,385)	37,025
Related income tax effect	4,006	(8,889)
Net securities gains reclassified into earnings	(37)	(40)
Related income tax effect	11	12
Amortization of state tax rate adjustment reclassified to earnings	(243)	(58)
Net effect on other comprehensive (loss) income for the period	(13,648)	28,050
Defined benefit plans:
Amortization of net gain and prior service costs	(295)	(172)
Related income tax effect	68	44
Net effect on other comprehensive loss for the period	(227)	(128)
Total other comprehensive (loss) income	(13,875)	27,922
Comprehensive income	$74,760	$18,930

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the Three Months Ended March 31, 2026 and 2025
							Accumulated
	Preferred	Common Stock					Other	Deferred
(unaudited, in thousands, except	Stock	Shares		Capital	Retained	Treasury	Comprehensive	Benefits for
shares and per share amounts)	Amount	Outstanding	Amount	Surplus	Earnings	Stock	Loss	Directors	Total
December 31, 2025	$224,187	96,067,559	$200,137	$2,490,440	$1,252,765	$—	$(133,320)	$(2,296)	$4,031,913
Net income	—	—	—	—	88,635	—	—	—	88,635
Other comprehensive loss	—	—	—	—	—	—	(13,875)	—	(13,875)
Comprehensive income	—	—	—	—	—	—	—	—	74,760
Common dividends declared ($0.38 per share)	—	—	—	—	(36,207)	—	—	—	(36,207)
Preferred dividends declared ($18.436 per share)	—	—	—	—	(4,240)	—	—	—	(4,240)
Stock issued for dividend reinvestment	—	9,971	—	—	(325)	325	—	—	—
Treasury shares acquired	—	(13,774)	—	395	—	(447)	—	—	(52)
Stock options exercised	—	49,150	103	1,278	—	—	—	—	1,381
Restricted stock granted	—	21,252	36	(158)	—	122	—	—	—
Stock compensation expense	—	—	—	3,124	—	—	—	—	3,124
Deferred benefits for directors - net	—	—	—	12	—	—	—	(83)	(71)
March 31, 2026	$224,187	96,134,158	$200,276	$2,495,091	$1,300,628	$—	$(147,195)	$(2,379)	$4,070,608

December 31, 2024	$144,484	66,919,805	$156,985	$1,809,679	$1,192,091	$(292,244)	$(218,632)	$(2,082)	$2,790,281
Net loss	—	—	—	—	(8,992)	—	—	—	(8,992)
Other comprehensive income	—	—	—	—	—	—	27,922	—	27,922
Comprehensive income	—	—	—	—	—	—	—	—	18,930
Common dividends declared ($0.37 per share)	—	—	—	—	(35,172)	—	—	—	(35,172)
Preferred dividends declared ($16.875 per share)	—	—	—	—	(2,531)	—	—	—	(2,531)
Stock issued for Premier Financial Corp. ("PFC") acquisition	—	28,738,104	42,326	673,826	—	291,693	—	—	1,007,845
Treasury shares acquired	—	(11,962)	—	325	—	(421)	—	—	(96)
Stock options exercised	—	26,257	2	(326)	—	972	—	—	648
Restricted stock granted	—	—	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	1,707	—	—	—	—	1,707
Deferred benefits for directors - net	—	—	—	12	—	—	—	(45)	(33)
March 31, 2025	$144,484	95,672,204	$199,313	$2,485,223	$1,145,396	$—	$(190,710)	$(2,127)	$3,781,579

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
(unaudited, in thousands)	2026	2025
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$106,579	$(26,423)
INVESTING ACTIVITIES
Net decrease (increase) in loans held for investment	170,837	(133,013)
Available-for-sale debt securities:
Proceeds from sales	—	873,835
Proceeds from maturities, prepayments and calls	200,225	97,054
Purchases of securities	(224,196)	(685,753)
Held-to-maturity debt securities:
Proceeds from maturities, prepayments and calls	11,229	11,051
Purchases of securities	—	(1,966)
Sales (purchases) of premises and equipment – net	1,828	(4,326)
Net cash received from PFC acquisition	—	200,357
Proceeds from bank owned life insurance	550	2,301
Net cash provided by investing activities	160,473	359,540
FINANCING ACTIVITIES
(Decrease) increase in deposits	(220)	287,157
Proceeds from Federal Home Loan Bank borrowings	875,000	900,000
Repayment of Federal Home Loan Bank borrowings	(1,100,000)	(925,000)
Increase (Decrease) in other short-term borrowings	3,389	(44,269)
Principal repayments of finance lease obligations	(1,145)	(921)
Dividends paid to common shareholders	(36,864)	(24,526)
Dividends paid to preferred shareholders	(4,240)	(2,532)
Issuance of common stock	1,381	25
Treasury shares purchased - net	(52)	527
Net cash (used in) provided by financing activities	(262,751)	190,461
Net increase in cash, cash equivalents and restricted cash	4,301	523,578
Cash, cash equivalents and restricted cash at beginning of the period	956,109	568,137
Cash, cash equivalents and restricted cash at end of the period	$960,410	$1,091,715
SUPPLEMENTAL DISCLOSURES
Interest paid on deposits and other borrowings	$109,648	$84,573
Transfers of loans to other real estate owned	388	—
Transfer of loans held for sale to loans held for investment	26,799	—
Non-cash transactions related to the PFC acquisition	—	1,007,845

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation — The accompanying unaudited interim financial statements of Wesbanco, Inc. and its consolidated subsidiaries (“Wesbanco” or the "Company") have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025.

Wesbanco’s interim financial statements have been prepared following the significant accounting policies disclosed in Note 1 of the Notes to the Consolidated Financial Statements of its 2025 Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC"), as well as with the policy changes indicated below. In the opinion of management, the accompanying interim financial information reflects all adjustments, including normal recurring adjustments, necessary to present fairly Wesbanco’s financial position and results of operations for each of the interim periods presented. Results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for a full year.

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

ASU 2025-08 — Financial Instruments—Credit Losses (Topic 326): Purchased Loans

In November 2025, the FASB issued ASU 2025‑08, “Financial Instruments—Credit Losses (Topic 326): Purchased Loans.” The amendments in this update make significant changes to the accounting for certain acquired seasoned loans subject to CECL. The Board decided not to change the existing models for originated assets, purchased credit deteriorated ("PCD") assets or other acquired assets.

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

ASU 2025-05 — Financial Instruments—Credit Losses (Topic 326)

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments – Credit Losses (Topic 326).” The amendments provide (1) all entities with a practical expedient when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606 and (2) entities other than public business entities with an accounting policy election for those same asset classes. The amendments will be effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company adopted ASU 2025‑05 effective January 1, 2026 and elected the practical expedient for in-scope current accounts receivable and contract assets. Loans and other financial assets measured at amortized cost are not within the scope of this guidance. Therefore, the adoption of this pronouncement does not have a material impact on the Consolidated Financial Statements, including the allowance for credit losses.

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

In January 2025, the FASB issued ASU 2025-01, “Income Statement — Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40).” The amendment in this Update amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The adoption of these pronouncements is not expected to have a material impact on the Consolidated Financial Statements, but is expected to result in additional disclosures and potential changes to the line items on the Consolidated Statement of Income.

NOTE 2. EARNINGS PER COMMON SHARE

Earnings per common share are calculated as follows:

	For the Three Months Ended March 31,
(unaudited, in thousands, except shares and per share amounts)	2026	2025
Numerator for both basic and diluted earnings per common share:
Net income (loss) available to common shareholders	$84,395	$(11,523)
Denominator:
Total average basic common shares outstanding	96,103,497	76,830,460
Effect of dilutive stock options and other stock compensation	205,855	190,132
Total diluted average common shares outstanding	96,309,352	77,020,592
Earnings (loss) per common share - basic	$0.88	$(0.15)
Earnings (loss) per common share - diluted	$0.88	$(0.15)

As of March 31, 2026 and 2025, 237,001 and 325,701 options to purchase shares were not included in the diluted share computation for the three months ended March 31, 2026 and 2025, respectively, because the exercise price was greater than the average market price of a common share, and, therefore, the effect would be antidilutive.

As of March 31, 2026 and 2025, 24,000 shares were estimated to be awarded under the 2025 and 2024 total shareholder return ("TSR") plans and were included in the diluted calculation as stock performance targets had been met.

In addition, 106,119 shares of performance-based restricted stock were included in the diluted calculation as of March 31, 2026 because the performance criteria was met. Similarly, at March 31, 2025, 92,813 shares were estimated to be awarded and were included in the diluted calculation.

As previously disclosed, 28,738,104 shares were issued as merger consideration to complete the PFC acquisition on February 28, 2025. To accomplish this, Wesbanco used 8,421,434 shares of Treasury stock and 20,316,670 newly-issued common shares. These shares are included in the average shares outstanding beginning on those dates mentioned.

NOTE 3. SECURITIES

The following table presents the fair value and amortized cost of available-for-sale and held-to-maturity debt securities:

	March 31, 2026				December 31, 2025
(unaudited, in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities
U.S. Treasury	$196,411	$77	$(73)	$196,415	$196,586	$271	$—	$196,857
U.S. Government sponsored entities and agencies	237,706	326	(20,637)	217,395	243,408	212	(20,623)	222,997
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	2,811,933	8,535	(186,006)	2,634,462	2,771,608	15,149	(176,309)	2,610,448
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	60,485	89	(2,603)	57,971	66,043	233	(2,661)	63,615
Asset backed securities	67,115	67	(274)	66,908	69,095	45	(205)	68,935
Obligations of states and political subdivisions	78,559	157	(2,396)	76,320	74,738	412	(1,962)	73,188
Corporate debt securities	47,933	864	(31)	48,766	51,334	1,015	(57)	52,292
Total available-for-sale debt securities	$3,500,142	$10,115	$(212,020)	$3,298,237	$3,472,812	$17,337	$(201,817)	$3,288,332
Held-to-maturity debt securities
U.S. Government sponsored entities and agencies	$2,258	$—	$(134)	$2,124	$2,341	$—	$(134)	$2,207
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	25,733	1	(1,642)	24,092	27,014	2	(1,547)	25,469
Obligations of states and political subdivisions	1,090,634	1,266	(108,821)	983,079	1,100,788	2,137	(96,687)	1,006,238
Corporate debt securities	1,972	36	—	2,008	1,971	72	—	2,043
Total held-to-maturity debt securities (1)	$1,120,597	$1,303	$(110,597)	$1,011,303	$1,132,114	$2,211	$(98,368)	$1,035,957
Total debt securities	$4,620,739	$11,418	$(322,617)	$4,309,540	$4,604,926	$19,548	$(300,185)	$4,324,289
(1)
Total held-to-maturity debt securities are presented on the balance sheet net of their allowance for credit losses totaling $0.2 million at March 31, 2026 and December 31, 2025.

At March 31, 2026 and December 31, 2025, there were no holdings of any one issuer, other than U.S. government sponsored entities and its agencies, in an amount greater than 10% of Wesbanco’s shareholders’ equity. Equity securities, of which $27.6 million and $28.2 million at March 31, 2026 and December 31, 2025, respectively, consist of investments in various mutual funds held in grantor trusts formed in connection with the Company’s deferred compensation plan, are recorded at fair value, and totaled $30.3 million and $30.8 million at March 31, 2026 and December 31, 2025, respectively.

The following table presents the amortized cost and fair value of available-for-sale and held-to-maturity debt securities by contractual maturity date at March 31, 2026. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay debt obligations with or without prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations are classified in the table below based on their contractual maturity date; however, regular principal payments and prepayments of principal are received on a monthly basis.

(unaudited, in thousands)	Amortized Cost	Fair Value
Available-for-sale debt securities
Within one year	$212,313	$212,235
After 1 year through 5 years	217,720	210,424
After 5 years through 10 years	349,973	325,656
After 10 years	2,720,136	2,549,922
Total available-for-sale debt securities	$3,500,142	$3,298,237
Held-to-maturity debt securities
Within one year	$17,753	$17,746
After 1 year through 5 years	248,330	242,758
After 5 years through 10 years	569,128	508,967
After 10 years	285,386	241,832
Total held-to-maturity debt securities	$1,120,597	$1,011,303
Total debt securities	$4,620,739	$4,309,540

Securities with an aggregate carrying value of $2.8 billion at March 31, 2026 and December 31, 2025, respectively, were pledged as security for public and trust funds, and securities sold under agreements to repurchase. There were no security sales that occurred in the three months ended March 31, 2026. Proceeds from the sale of available-for-sale securities for the three months ended March 31, 2025 totaled $873.8 million. Net unrealized losses on available-for-sale securities included in accumulated other comprehensive income, net of tax, as of March 31, 2026 and December 31, 2025 were $153.5 million and $139.5 million, respectively.

The following table presents the gross realized gains and losses on sales and calls of available-for-sale and held-to-maturity debt securities, as well as gains and losses on equity securities from both sales and market adjustments, for the three months ended March 31, 2026 and 2025, respectively. All gains and losses presented in the table below are included in the net securities gains (losses) line item of the consolidated income statement. For those equity securities relating to the key officer and director deferred compensation plan, the corresponding change in the obligation to the participant is recognized in employee benefits expense.

	For the Three Months Ended March 31,
(unaudited, in thousands)	2026	2025
Debt securities:
Gross realized gains	$36	$201
Gross realized losses	—	(161)
Net gains on debt securities	36	40
Equity securities:
Net unrealized losses recognized on securities still held	(49)	(358)
Net securities losses	$(13)	$(318)

The corporate and municipal bonds in Wesbanco’s held-to-maturity debt portfolio are analyzed quarterly to determine if an allowance for current expected credit losses is warranted. Wesbanco uses a database of historical financials of all corporate and municipal issuers and actual historic default and recovery rates on rated and non-rated transactions to estimate expected credit losses on an individual security basis. The expected credit losses are adjusted quarterly and are recorded in an allowance for expected credit losses on the balance sheet, which is deducted from the amortized cost basis of the held-to-maturity portfolio as a contra asset. The losses are recorded on the consolidated income statement in the provision for credit losses. Accrued interest receivable on held-to-maturity securities, which was $8.0 million and $8.2 million as of March 31, 2026 and December 31, 2025, respectively, is excluded from the estimate of credit losses. Held-to-maturity investments in U.S. Government sponsored entities and agencies as well as mortgage-backed securities and collateralized mortgage obligations, which are all either issued by a direct governmental entity or a government-sponsored entity, have no historical evidence supporting expected credit losses; therefore, Wesbanco has estimated these losses at zero, and will monitor this assumption in the future for any economic or governmental policies that could affect this assumption.

The following table provides a roll-forward of the allowance for credit losses on held-to-maturity securities for the three months ended March 31, 2026 and 2025:

	Allowance for Credit Losses By Category
	For the Three Months Ended March 31, 2026 and 2025

	Obligations of
	states and	Corporate
	political	debt
(unaudited, in thousands)	subdivisions	Securities	Total
Balance at December 31, 2025	$155	$13	$168
Current period provision (1)	(21)	4	(17)
Write-offs	—	—	—
Recoveries	—	—	—
Balance at March 31, 2026	$134	$17	$151
.
Balance at December 31, 2024	$124	$22	$146
Current period provision (1)	(8)	(1)	(9)
Write-offs	—	—	—
Recoveries	—	—	—
Balance at March 31, 2025	$116	$21	$137

(1) The total provision for credit losses on held-to-maturity securities is reported in the consolidated statements of income in the provision for credit losses line item, which also includes the provision for credit losses - loans and loan commitments. For more information on the provision relating to loans and loan commitments, please see Note 4, "Loans and the Allowance for Credit Losses."

The following tables provide information on unrealized losses on available-for-sale debt securities that have been in an unrealized loss position for less than twelve months and twelve months or more, for which an allowance for credit losses has not been recorded, as of March 31, 2026 and December 31, 2025, respectively:

	March 31, 2026
	Less than 12 months			12 months or more			Total
(unaudited, dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
U.S. Treasury	$98,488	$(73)	2	$—	$—	—	$98,488	$(73)	2
U.S. Government sponsored entities and agencies	10,985	(88)	4	184,271	(20,549)	41	195,256	(20,637)	45
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	540,930	(5,598)	126	1,254,249	(180,408)	423	1,795,179	(186,006)	549
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	—	—	—	42,769	(2,603)	18	42,769	(2,603)	18
Asset backed securities	44,412	(182)	9	12,108	(92)	3	56,520	(274)	12
Obligations of states and political subdivisions	25,837	(246)	38	21,062	(2,150)	27	46,899	(2,396)	65
Corporate debt securities	8,472	(17)	6	4,975	(14)	1	13,447	(31)	7
Total temporarily impaired securities	$729,124	$(6,204)	185	$1,519,434	$(205,816)	513	$2,248,558	$(212,020)	698

	December 31, 2025
	Less than 12 months			12 months or more			Total
(dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
U.S. Treasury	$—	$—	—	$—	$—	—	$—	$—	—
U.S. Government sponsored entities and agencies	8,252	(109)	3	189,841	(20,514)	42	198,093	(20,623)	45
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	245,766	(1,340)	59	1,307,219	(174,969)	430	1,552,985	(176,309)	489
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	—	—	—	48,325	(2,661)	18	48,325	(2,661)	18
Asset backed securities	4,168	(124)	8	23,806	(1,838)	33	27,974	(1,962)	41
Obligations of states and political subdivisions	58,042	(205)	11	—	—	—	58,042	(205)	11
Corporate debt securities	11,050	(55)	8	5,484	(2)	2	16,534	(57)	10
Total temporarily impaired securities	$327,278	$(1,833)	89	$1,574,675	$(199,984)	525	$1,901,953	$(201,817)	614

Unrealized losses on debt securities in the table above represent temporary fluctuations resulting from changes in market rates in relation to fixed yields. Unrealized losses in the available-for-sale portfolio are accounted for as an adjustment, net of taxes, to other comprehensive income in shareholders’ equity. Wesbanco does not believe the securities presented above are impaired due to reasons of credit quality, as substantially all debt securities are rated above investment grade and all are paying principal and interest according to their contractual terms. Wesbanco does not intend to sell, nor is it more likely than not that it will be required to sell, loss position securities prior to recovery of their cost; therefore, management believes the unrealized losses detailed above do not require an allowance for credit losses relating to these securities to be recognized. Securities that do not have readily determinable fair values and for which Wesbanco does not exercise significant influence are carried at cost. Cost method investments consist primarily of FHLB stock totaling $50.1 million and $58.5 million at March 31, 2026 and December 31, 2025, respectively, and are included in other assets in the Consolidated Balance Sheets. Cost method investments are evaluated for impairment whenever events or circumstances suggest that their carrying value may not be recoverable.

NOTE 4. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

The recorded investment in loans is presented in the Consolidated Balance Sheets net of deferred loan fees and costs, and discounts on purchased loans. Net deferred loan costs were $14.8 million and $13.9 million at March 31, 2026 and December 31, 2025, respectively. The unaccreted discount on purchased loans from acquisitions was $288.8 million at March 31, 2026 and $302.4 million at December 31, 2025.

	March 31,	December 31,
(unaudited, in thousands)	2026	2025
Commercial real estate:
Land and construction	$1,632,209	$1,783,637
Improved property	9,270,066	9,155,197
Total commercial real estate	10,902,275	10,938,834
Commercial and industrial	2,785,440	2,863,893
Residential real estate	3,920,209	3,938,585
Home equity	1,149,878	1,129,394
Consumer	324,879	355,726
Total portfolio loans	19,082,681	19,226,432
Loans held for sale	59,281	87,454
Total loans	$19,141,962	$19,313,886

Allowance for Credit Losses

The allowance for credit losses under the current expected credit losses methodology is calculated on non-PCD loans utilizing a probability of default ("PD") and loss given default ("LGD") approach, which is then discounted to net present value. PD is the probability the asset will default within a given time frame and LGD is the percentage of the asset not expected to be collected due to default. The primary macroeconomic drivers of the quantitative model include forecasts of national unemployment and interest rates, as well as modeling adjustments for changes in prepayment speeds, portfolio mix, concentrations and loan growth. At March 31, 2026, the primary drivers of the change in the allowance model calculation from December 31, 2025 were macroeconomic variables, prepayment speeds, qualitative factors for credit quality, changes in risk grading, increases to specific reserves on individually-evaluated loans and an increase in net charge-offs. The forecast was based upon a probability weighted approach which is designed to incorporate loss projections from a baseline, upside and downside economy. Due to the nonlinearity of credit losses to the economy, the asymmetry is best captured by evaluating multiple economic scenarios through a probability weighted approach. At quarter-end, national unemployment was projected to be 4.8%, and subsequently increase to an average of 5.2% over the remainder of the forecast period. In addition to the quantitative and qualitative changes noted above, the allowance is reflective of $7.6 million in net charge-offs recorded during the first three months of 2026. Accrued interest receivable for loans was $85.2 million and $87.8 million at March 31, 2026 and December 31, 2025, respectively. Wesbanco made an accounting policy election to exclude accrued interest from the measurement of the allowance for credit losses because the Company has a policy in place to reverse or write-off accrued interest when loans are placed on non-accrual. However, due to their unique nature, Wesbanco does have a $0.1 million reserve on the accrued interest related to individually-evaluated loans at March 31, 2026.

The following tables summarize changes in the allowance for credit losses applicable to each category of the loan portfolio:

	Allowance for Credit Losses By Category
	For the Three Months Ended March 31, 2026 and 2025
(unaudited, in thousands)	Commercial Real Estate - Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Overdrafts	Total
Balance at December 31, 2025
Allowance for credit losses - loans	$10,707	$96,714	$64,932	$33,416	$2,383	$8,742	$1,855	$218,749
Allowance for credit losses - loan commitments	5,499	—	552	890	—	9	—	6,950
Total beginning allowance for credit losses - loans and loan commitments	16,206	96,714	65,484	34,306	2,383	8,751	1,855	225,699
Provision for credit losses:
Provision for loan losses	(1,752)	(2,832)	3,948	(1,308)	319	319	164	(1,142)
Provision for loan commitments	(348)	—	621	(29)	—	18	—	262
Total provision for credit losses - loans and loan commitments (1)	(2,100)	(2,832)	4,569	(1,337)	319	337	164	(880)
Charge-offs	—	(84)	(4,581)	(1,157)	(516)	(2,281)	(538)	(9,157)
Recoveries	—	84	223	141	74	801	250	1,573
Net (charge-offs) recoveries	—	—	(4,358)	(1,016)	(442)	(1,480)	(288)	(7,584)
Balance at March 31, 2026
Allowance for credit losses - loans	8,955	93,882	64,522	31,092	2,260	7,581	1,731	210,023
Allowance for credit losses - loan commitments	5,151	—	1,173	861	—	27	—	7,212
Total ending allowance for credit losses - loans and loan commitments	$14,106	$93,882	$65,695	$31,953	$2,260	$7,608	$1,731	$217,235

Balance at December 31, 2024
Allowance for credit losses - loans	$8,411	$59,828	$42,398	$21,790	$1,235	$3,391	$1,713	$138,766
Allowance for credit losses - loan commitments	5,105	—	—	1,015	—	—	—	6,120
Total beginning allowance for credit losses - loans and loan commitments	13,516	59,828	42,398	22,805	1,235	3,391	1,713	144,886
Initial allowance for credit losses on acquired PCD loans	177	5,369	16,632	3,192	604	3,095	—	29,069
Provision for credit losses:
Provision for loan losses	2,747	29,364	20,316	7,739	663	7,386	338	68,553
Provision for loan commitments	511	—	—	(183)	—	11	—	339
Total provision for credit losses - loans and loan commitments (1)	3,258	29,364	20,316	7,556	663	7,397	338	68,892
Charge-offs	—	(33)	(1,020)	(221)	(493)	(1,822)	(416)	(4,005)
Recoveries	—	15	437	125	156	386	115	1,234
Net (charge-offs) recoveries (2)	—	(18)	(583)	(96)	(337)	(1,436)	(301)	(2,771)
Balance at March 31, 2025
Allowance for credit losses - loans	11,335	94,543	78,763	32,625	2,165	12,436	1,750	233,617
Allowance for credit losses - loan commitments	5,616	—	—	832	—	11	—	6,459
Total ending allowance for credit losses - loans and loan commitments	$16,951	$94,543	$78,763	$33,457	$2,165	$12,447	$1,750	$240,076

(1) The total provision for credit losses - loans and loan commitments is reported in the consolidated statements of income in the provision for credit losses line item, which also includes the provision for credit losses on held-to-maturity securities. For more information on the provision relating to held-to-maturity securities, please see Note 3, "Securities."

(2) The charge-offs on the acquired PFC loan portfolio prior to the acquisition were $22.7 million.

The following tables present the allowance for credit losses and recorded investments in loans by category, as of each period-end:

	Allowance for Credit Losses and Recorded Investment in Loans
(unaudited, in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial and Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Overdrafts	Total
March 31, 2026
Allowance for credit losses:
Loans individually-evaluated	$—	$22,660	$6,965	$—	$—	$—	$—	$29,625
Loans collectively-evaluated	8,955	71,222	57,557	31,092	2,260	7,581	1,731	180,398
Loan commitments (1)	5,151	—	1,173	861	—	27	—	7,212
Total allowance for credit losses - loans and commitments	$14,106	$93,882	$65,695	$31,953	$2,260	$7,608	$1,731	$217,235

Portfolio loans:
Individually-evaluated for credit losses	$—	$60,699	$6,965	$—	$—	$—	$—	$67,664
Collectively-evaluated for credit losses	1,632,209	9,209,367	2,778,475	3,920,209	1,149,878	324,879	—	19,015,017
Total portfolio loans	$1,632,209	$9,270,066	$2,785,440	$3,920,209	$1,149,878	$324,879	$—	$19,082,681

December 31, 2025
Allowance for credit losses:
Loans individually-evaluated	$—	$20,990	$6,918	$—	$—	$—	$—	$27,908
Loans collectively-evaluated	10,707	75,724	58,014	33,416	2,383	8,742	1,855	190,841
Loan commitments (1)	5,499	—	552	890	—	9	—	6,950
Total allowance for credit losses - loans and commitments	$16,206	$96,714	$65,484	$34,306	$2,383	$8,751	$1,855	$225,699

Portfolio loans:
Individually-evaluated for credit losses	$—	$42,010	$6,965	$—	$—	$—	$—	$48,975
Collectively-evaluated for credit losses	1,783,637	9,113,187	2,856,928	3,938,585	1,129,394	355,726	—	19,177,457
Total portfolio loans	$1,783,637	$9,155,197	$2,863,893	$3,938,585	$1,129,394	$355,726	$—	$19,226,432

(1) For additional detail relating to loan commitments, see Note 11, "Commitments and Contingent Liabilities."

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

The following tables summarize commercial loans by their assigned risk grade:

	Commercial Loans by Internally Assigned Risk Grade
(unaudited, in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Total Commercial Loans
As of March 31, 2026
Pass	$1,597,584	$8,921,883	$2,612,789	$13,132,256
Criticized - compromised	3,725	197,359	125,769	326,853
Classified - substandard	30,900	150,824	46,882	228,606
Classified - doubtful	—	—	—	—
Total	$1,632,209	$9,270,066	$2,785,440	$13,687,715

As of December 31, 2025
Pass	$1,748,260	$8,712,676	$2,736,863	$13,197,799
Criticized - compromised	8,331	320,185	84,552	413,068
Classified - substandard	27,046	122,336	42,478	191,860
Classified - doubtful	—	—	—	—
Total	$1,783,637	$9,155,197	$2,863,893	$13,802,727

Residential real estate, home equity and consumer loans are not assigned internal risk grades other than as required by regulatory guidelines that are based primarily on the age of past due loans. Wesbanco primarily evaluates the credit quality of residential real estate, home equity and consumer loans based on repayment performance and historical loss rates. The aggregate amount of residential real estate, home equity and consumer loans classified as substandard in accordance with regulatory guidelines was $54.0 million at March 31, 2026 and $61.4 million at December 31, 2025, of which $8.3 million and $16.5 million were accruing, for each period, respectively. These loans are not included in the tables above. In addition, $72.1 million and $57.1 million of unfunded commercial loan commitments are also not included in the tables above at March 31, 2026 and December 31, 2025, respectively.

Past Due and Nonperforming Loans

The following tables summarize the age analysis of all categories of loans:

	Age Analysis of Loans
(unaudited, in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	90 Days or More Past Due and Accruing
As of March 31, 2026
Commercial real estate:
Land and construction	$1,594,822	$9,378	$—	$28,009	$37,387	$1,632,209	$—
Improved property	9,182,058	27,669	12,371	47,968	88,008	9,270,066	2,651
Total commercial real estate	10,776,880	37,047	12,371	75,977	125,395	10,902,275	2,651
Commercial and industrial	2,753,616	5,260	2,972	23,592	31,824	2,785,440	5,260
Residential real estate	3,874,646	13,062	9,360	23,141	45,563	3,920,209	5,232
Home equity	1,131,376	7,232	2,759	8,511	18,502	1,149,878	2,238
Consumer	318,001	3,905	1,693	1,280	6,878	324,879	829
Total portfolio loans	18,854,519	66,506	29,155	132,501	228,162	19,082,681	16,210
Loans held for sale	59,281	—	—	—	—	59,281	—
Total loans	$18,913,800	$66,506	$29,155	$132,501	$228,162	$19,141,962	$16,210

Nonperforming loans included above are as follows:
Non-accrual loans	$22,933	$1,670	$4,114	$116,291	$122,075	$145,008

As of December 31, 2025
Commercial real estate:
Land and construction	$1,755,314	$13,535	$13,956	$832	$28,323	$1,783,637	$—
Improved property	9,090,160	13,462	7,636	43,939	65,037	9,155,197	20,507
Total commercial real estate	10,845,474	26,997	21,592	44,771	93,360	10,938,834	20,507
Commercial and industrial	2,838,247	2,055	7,434	16,157	25,646	2,863,893	777
Residential real estate	3,889,494	738	13,513	34,840	49,091	3,938,585	12,479
Home equity	1,106,652	9,938	4,162	8,642	22,742	1,129,394	2,882
Consumer	345,927	6,119	1,822	1,858	9,799	355,726	1,138
Total portfolio loans	19,025,794	45,847	48,523	106,268	200,638	19,226,432	37,783
Loans held for sale	87,454	—	—	—	—	87,454	—
Total loans	$19,113,248	$45,847	$48,523	$106,268	$200,638	$19,313,886	$37,783

Nonperforming loans included above are as follows:
Non-accrual loans	$19,928	$1,215	$1,956	$68,485	$71,656	$91,584

The following tables summarize nonperforming loans:

	Nonperforming Loans
	March 31, 2026			December 31, 2025
	Unpaid			Unpaid
	Principal	Recorded	Related	Principal	Recorded	Related
(unaudited, in thousands)	Balance (1)	Investment	Allowance	Balance (1)	Investment	Allowance
With no related specific allowance recorded:
Commercial real estate:
Land and construction	$36,239	$28,206	$—	$832	$832	$—
Improved property	35,696	33,286	—	20,883	18,265	—
Commercial and industrial	19,927	13,744	—	12,043	9,133	—
Residential real estate	46,191	34,815	—	44,292	34,332	—
Home equity	13,494	9,832	—	12,673	9,248	—
Consumer	2,379	1,030	—	2,875	1,326	—
Total nonperforming loans without a specific allowance	153,926	120,913	—	93,598	73,136	—
With a specific allowance recorded:
Commercial real estate:
Land and construction	—	—	—	—	—	—
Improved property	17,362	17,136	10,026	11,627	11,489	6,377
Commercial and industrial	6,959	6,959	6,965	6,959	6,959	6,918
Residential real estate	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total nonperforming loans with a specific allowance	24,321	24,095	16,991	18,586	18,448	13,295
Total nonperforming loans	$178,247	$145,008	$16,991	$112,184	$91,584	$13,295

(1) The difference between the unpaid principal balance and the recorded investment generally reflects amounts that have been previously charged-off, fair market value adjustments on acquired nonperforming loans and capitalized loan origination fees and costs.

	Nonperforming Loans
	For the Three Months Ended
	March 31, 2026		March 31, 2025
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(unaudited, in thousands)	Investment	Recognized	Investment	Recognized
With no related specific allowance recorded:
Commercial real estate:
Land and construction	$14,519	$—	$—	$—
Improved property	25,776	—	19,992	—
Commercial and industrial	11,439	—	6,071	—
Residential real estate	34,574	—	19,263	—
Home equity	9,540	—	6,982	—
Consumer	1,178	—	1,716	—
Total nonperforming loans without a specific allowance	97,026	—	54,024	—
With a specific allowance recorded:
Commercial real estate:
Land and construction	—	—	—	—
Improved property	14,313	—	3,118	—
Commercial and industrial	6,959	—	3,480	—
Total nonperforming loans with a specific allowance	21,272	—	6,598	—
Total nonperforming loans	$118,298	$—	$60,622	$—

The following table presents the recorded investment in non-accrual loans:

	Non-accrual Loans (1)
	March 31,	December 31,
(unaudited, in thousands)	2026	2025
Commercial real estate:
Land and construction	$28,206	$832
Improved property	50,422	29,754
Total commercial real estate	78,628	30,586
Commercial and industrial	20,703	16,092
Residential real estate	34,815	34,332
Home equity	9,832	9,248
Consumer	1,030	1,326
Total	$145,008	$91,584

(1) At March 31, 2026, there were seventeen borrowers with a loan balance greater than $1.0 million, which totaled $87.7 million, as compared to eleven borrowers with loan balances greater than $1.0 million totaling $35.5 million at December 31, 2025. Total non-accrual loans may include loans that are also restructured for borrowers experiencing financial difficulty. Such loans are also set forth in the following tables.

Financial Difficulty Modifications

Tables in the following section exclude the financial effects of modifications for loans that were paid off or are otherwise no longer in the loan portfolio as of period end. The following table displays the details of portfolio loans that were modified during the three months ended March 31, 2026 and 2025 presented by loan category:

	For the Three Months Ended March 31, 2026
(unaudited, in thousands)	Term Extension	Rate Reduction	Payment Delay	Term Extension and Rate Reduction	Total	% of Total by Loan Category
Commercial real estate - land and construction	$—	$—	$—	$—	$—	—
Commercial real estate - improved property	230	—	—	—	230	—
Commercial and industrial	4,904	—	—	—	4,904	0.2
Residential real estate	—	169	32	—	201	—
Home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	$5,134	$169	$32	$—	$5,335	—

	For the Three Months Ended March 31, 2025
(unaudited, in thousands)	Term Extension	Rate Reduction	Payment Delay	Term Extension and Rate Reduction	Total	% of Total by Loan Category
Commercial real estate - land and construction	$24,217	$—	$—	$—	$24,217	1.4
Commercial real estate - improved property	16,887	—	1,507	250	18,644	0.2
Commercial and industrial	5,258	—	106	—	5,364	0.2
Residential real estate	—	—	496	—	496	—
Home equity	—	—	435	—	435	—
Consumer	—	—	144	—	144	—
Total	$46,362	$—	$2,688	$250	$49,300	0.3

Unfunded loan commitments on financial difficulty modifications ("FDMs") totaled $0.4 million for loans modified during the three months ended March 31, 2026 and $1.0 million for loans modified during the three months ended March 31, 2025. These commitments are not included in the tables above.

The following table summarizes the financial impacts of loan modifications and payment deferrals made to portfolio loans during the three months ended March 31, 2026 and 2025, presented by loan category:

	For the Three Months Ended	For the Three Months Ended
	March 31, 2026	March 31, 2025
(unaudited, in thousands)	Weighted-Average Term Extension (in months)	Weighted-Average Term Extension (in months)
Commercial real estate - land and construction	—	6
Commercial real estate - improved property	11	9
Commercial and industrial	4	14
Residential real estate	—	—
Home equity	—	—
Consumer	—	—

The following table summarizes loans with FDMs which defaulted (defined as 90 days past due) within 12 months of the loan being modified during the three months ended March 31, 2026 and 2025. Modified loans, including those that have defaulted, are already included in the allowance for credit losses through the various methodologies used to estimate the allowance. As such, no modification to the allowance is recorded specifically due to a modified loan subsequently defaulting.

	For the Three Months Ended			For the Three Months Ended
	March 31, 2026			March 31, 2025
(unaudited, in thousands)	Term Extension	Payment Delay	Total	Term Extension	Payment Delay	Total
Commercial real estate - land and construction	$—	$—	$—	$—	$—	$—
Commercial real estate - improved property	—	—	—	3,469	—	3,469
Commercial and industrial	192	—	192	—	—	—
Residential real estate	—	—	—	—	—	—
Home equity	—	—	—	—	9	9
Consumer	—	—	—	—	38	38
Total loans that subsequently defaulted (1)	$192	$—	$192	$3,469	$47	$3,516

The following tables present an aging analysis of portfolio loans by loan category that were modified during the twelve months prior to March 31, 2026 and March 31, 2025.

	March 31, 2026
(unaudited, in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
Commercial real estate - land and construction	$—	$—	$—	$—	$—	$—
Commercial real estate - improved property	—	—	19,323	19,323	39,401	58,724
Commercial and industrial	3,261	—	192	3,453	2,929	6,382
Residential real estate	215	42	1,035	1,292	4,990	6,282
Home equity	18	—	525	543	1,045	1,588
Consumer	91	—	11	102	683	785
Total modified loans (1)	$3,585	$42	$21,086	$24,713	$49,048	$73,761

	March 31, 2025
(unaudited, in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
Commercial real estate - land and construction	$—	$832	$—	$832	$24,218	$25,050
Commercial real estate - improved property	4,436	3,468	7,997	15,901	77,101	93,002
Commercial and industrial	7	31	6,995	7,033	5,749	12,782
Residential real estate	834	—	520	1,354	2,015	3,369
Home equity	248	131	242	621	862	1,483
Consumer	—	16	80	96	216	312
Total modified loans (1)	$5,525	$4,478	$15,834	$25,837	$110,161	$135,998

(1) Represents balance at period end.

The following tables summarize amortized cost basis loan balances by year of origination and credit quality indicator:

	Loans As of March 31, 2026
	Amortized Cost Basis by Origination Year
(unaudited, in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial real estate: land and construction
Risk rating:
Pass	$36,100	$448,271	$387,242	$222,755	$45,601	$115,225	$138,931	$203,459	$1,597,584
Criticized - compromised	—	—	—	203	432	117	1,999	974	3,725
Classified - substandard	—	—	197	—	1,001	2,087	—	27,615	30,900
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$36,100	$448,271	$387,439	$222,958	$47,034	$117,429	$140,930	$232,048	$1,632,209
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate: improved property
Risk rating:
Pass	$285,857	$1,098,333	$555,210	$542,249	$1,480,600	$3,648,901	$207,238	$1,103,495	$8,921,883
Criticized - compromised	—	—	30,487	13,947	62,339	50,834	4,027	35,725	197,359
Classified - substandard	—	818	21,255	13,103	63,093	43,631	296	8,628	150,824
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$285,857	$1,099,151	$606,952	$569,299	$1,606,032	$3,743,366	$211,561	$1,147,848	$9,270,066
Current-period gross charge-offs	$—	$—	$—	$—	$38	$46	$—	$—	$84

Commercial and industrial
Risk rating:
Pass	$105,307	$367,394	$192,305	$150,433	$260,645	$412,823	$931,276	$192,606	$2,612,789
Criticized - compromised	—	300	5,585	3,035	19,217	16,163	78,772	2,697	125,769
Classified - substandard	—	61	7,611	5,528	8,165	10,791	5,248	9,478	46,882
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$105,307	$367,755	$205,501	$158,996	$288,027	$439,777	$1,015,296	$204,781	$2,785,440
Current-period gross charge-offs	$—	$—	$1,422	$443	$1,416	$1,109	$8	$183	$4,581

Residential real estate
Loan delinquency:
Current	$60,548	$289,969	$129,282	$238,789	$715,503	$1,587,836	$—	$852,719	$3,874,646
30-59 days past due	—	600	860	763	1,629	6,986	—	2,224	13,062
60-89 days past due	—	536	391	1,128	2,687	3,739	—	879	9,360
90 days or more past due	—	624	1,407	3,518	2,279	12,513	—	2,800	23,141
Total	$60,548	$291,729	$131,940	$244,198	$722,098	$1,611,074	$—	$858,622	$3,920,209
Current-period gross charge-offs	$—	$27	$120	$553	$205	$53	$—	$199	$1,157

Home equity
Loan delinquency:
Current	$13,908	$809	$4,864	$3,678	$4,150	$25,962	$1,063,127	$14,878	$1,131,376
30-59 days past due	—	—	220	436	429	1,291	4,699	157	7,232
60-89 days past due	—	199	188	552	500	1,260	—	60	2,759
90 days or more past due	—	143	1,459	1,955	796	3,179	182	797	8,511
Total	$13,908	$1,151	$6,731	$6,621	$5,875	$31,692	$1,068,008	$15,892	$1,149,878
Current-period gross charge-offs	$—	$30	$166	$89	$45	$166	$3	$17	$516

Consumer
Loan delinquency:
Current	$10,548	$44,282	$67,477	$58,288	$65,890	$43,387	$28,119	$10	$318,001
30-59 days past due	6	323	1,035	1,094	862	581	4	—	3,905
60-89 days past due	—	91	462	409	423	308	—	—	1,693
90 days or more past due	—	36	257	281	379	319	—	8	1,280
Total	$10,554	$44,732	$69,231	$60,072	$67,554	$44,595	$28,123	$18	$324,879
Current-period gross charge-offs	$1	$230	$634	$478	$556	$375	$7	$—	$2,281

	Loans As of December 31, 2025
	Amortized Cost Basis by Origination Year
(in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial real estate: land and construction
Risk rating:
Pass	$376,564	$427,548	$293,344	$113,269	$56,846	$73,874	$160,549	$246,266	$1,748,260
Criticized - compromised	86	—	104	1,016	—	1,461	2,000	3,664	8,331
Classified - substandard	—	—	—	—	—	48	—	26,998	27,046
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$376,650	$427,548	$293,448	$114,285	$56,846	$75,383	$162,549	$276,928	$1,783,637
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate: improved property
Risk rating:
Pass	$1,095,343	$552,084	$565,203	$1,434,869	$870,120	$2,903,510	$213,380	$1,078,167	$8,712,676
Criticized - compromised	—	56,128	19,680	93,507	19,403	46,350	69	85,048	320,185
Classified - substandard	237	20,754	6,563	39,305	3,699	40,437	—	11,341	122,336
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$1,095,580	$628,966	$591,446	$1,567,681	$893,222	$2,990,297	$213,449	$1,174,556	$9,155,197
Current-period gross charge-offs	$—	$—	$112	$7	$142	$4,221	$—	$35	$4,517

Commercial and industrial
Risk rating:
Pass	$441,249	$209,251	$161,292	$284,974	$167,107	$285,489	$988,436	$199,065	$2,736,863
Criticized - compromised	160	5,211	3,453	20,461	5,770	7,984	37,689	3,824	84,552
Classified - substandard	27	3,077	5,200	5,988	3,816	8,410	6,701	9,259	42,478
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$441,436	$217,539	$169,945	$311,423	$176,693	$301,883	$1,032,826	$212,148	$2,863,893
Current-period gross charge-offs	$—	$1,453	$739	$1,138	$553	$959	$1,088	$1,318	$7,248

Residential real estate
Loan delinquency:
Current	$301,928	$148,830	$252,536	$726,653	$625,616	$1,002,612	$—	$831,319	$3,889,494
30-59 days past due	—	—	—	—	—	738	—	—	738
60-89 days past due	119	1,152	1,399	2,362	1,928	5,742	—	811	13,513
90 days or more past due	501	1,905	5,270	6,116	3,407	14,477	—	3,164	34,840
Total	$302,548	$151,887	$259,205	$735,131	$630,951	$1,023,569	$—	$835,294	$3,938,585
Current-period gross charge-offs	$—	$62	$173	$602	$29	$528	$—	$71	$1,465

Home equity
Loan delinquency:
Current	$13,731	$3,717	$3,194	$3,665	$1,852	$22,200	$1,042,133	$16,160	$1,106,652
30-59 days past due	177	728	324	729	141	2,126	5,427	286	9,938
60-89 days past due	11	713	812	990	253	1,171	110	102	4,162
90 days or more past due	55	1,256	1,932	1,253	596	2,628	76	846	8,642
Total	$13,974	$6,414	$6,262	$6,637	$2,842	$28,125	$1,047,746	$17,394	$1,129,394
Current-period gross charge-offs	$—	$79	$562	$322	$137	$387	$42	$36	$1,565

Consumer
Loan delinquency:
Current	$54,554	$74,906	$65,337	$74,538	$24,333	$24,369	$27,857	$33	$345,927
30-59 days past due	319	1,234	1,435	1,621	553	545	412	—	6,119
60-89 days past due	82	533	471	436	140	160	—	—	1,822
90 days or more past due	97	258	504	503	157	339	—	—	1,858
Total	$55,052	$76,931	$67,747	$77,098	$25,183	$25,413	$28,269	$33	$355,726
Current-period gross charge-offs	$262	$2,424	$1,931	$2,168	$937	$712	$—	$—	$8,434

The following table summarizes other real estate owned and repossessed assets included in other assets:

	March 31,	December 31,
(unaudited, in thousands)	2026	2025
Other real estate owned	$1,007	$618
Repossessed assets	316	289
Total other real estate owned and repossessed assets	$1,323	$907

Residential real estate loans included in other real estate owned totaled $1.0 million at March 31, 2026 and $0.6 million at December 31, 2025. At March 31, 2026 and December 31, 2025, formal foreclosure proceedings were in process on residential real estate loans totaling $15.3 million and $11.4 million, respectively.

NOTE 5. INVESTMENTS IN LIMITED PARTNERSHIPS

Wesbanco is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved low-income housing investment tax credit projects. These investments are accounted for using the proportional amortization method of accounting and are included in other assets in the Consolidated Balance Sheets. The limited partnerships are considered to be VIEs as they generally do not have equity investors with voting rights or have equity investors that do not provide sufficient financial resources to support their activities. The VIEs have not been consolidated because Wesbanco is not considered the primary beneficiary. All of Wesbanco’s investments in limited partnerships are privately held, and their market values are not readily available. As of March 31, 2026 and December 31, 2025, Wesbanco had $80.7 million and $83.7 million, respectively, invested in these partnerships. Wesbanco also recognizes the unconditional unfunded equity commitments of $33.8 million and $37.5 million at March 31, 2026 and December 31, 2025, respectively, within other liabilities on the Consolidated Balance Sheets. Wesbanco classifies the amortization of the investment as a component of income tax expense (benefit) and proportionally amortizes the investment over the tax credit period. The amortization for the three months ended March 31, 2026 and 2025 was $3.1 million and $1.9 million, respectively. Tax benefits attributed to these partnerships include low-income housing and historic tax credits, which are projected to total $11.6 million for 2026, and totaled $9.9 million for 2025, which are also included in income tax expense.

Wesbanco is also a limited partner in three other limited partnerships as of March 31, 2026. These provide seed money and capital to startup companies, and financing to low-income housing projects. As of March 31, 2026 and December 31, 2025, Wesbanco had $4.3 million and $4.0 million, respectively, invested in these partnerships, which are recorded in other assets using the equity method. Wesbanco included in operations under the equity method of accounting its share of the partnerships’ net income for the three months ended March 31, 2026 and 2025 of $27 thousand and $5 thousand, respectively.

The following table presents the scheduled equity commitments to be paid to the limited partnerships over the next five years and in the aggregate thereafter as of March 31, 2026:

Year (unaudited, in thousands)	Amount
2026	$12,584
2027	8,667
2028	6,015
2029	1,936
2030	1,588
2031 and thereafter	3,058
Total	$33,848

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

Loan Swaps

Wesbanco executes interest rate swaps and interest rate caps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps and caps are economically hedged by offsetting interest rate swaps and caps that Wesbanco executes with a third party, such that Wesbanco minimizes its net risk exposure resulting from such transactions. As the interest rate swaps and caps associated with this program do not meet the hedge accounting requirements of ASC 815, changes in the fair value of both the customer swaps and caps and the offsetting third-party swaps and caps are recognized directly in earnings. As of March 31, 2026 and December 31, 2025, Wesbanco had 373 and 368 customer interest rate swaps and caps, respectively, with an aggregate notional amount of $2.6 billion related to this program. Wesbanco recognized income for the related swap and cap fees of $1.2 million and $2.0 million for the three months ended March 31, 2026 and 2025, respectively.

Risk participation agreements are entered into as financial guarantees of performance on interest rate swap derivatives. The purchased asset or sold liability allows Wesbanco to participate-in (fee received) or participate-out (fee paid) the risk associated with certain derivative positions executed by the borrower of the lead bank in a loan syndication. As of March 31, 2026 and December 31, 2025, Wesbanco had 25 and 26 risk participation-in agreements with an aggregate notional amount of $241.6 million and $271.8 million, respectively. As of March 31, 2026 and December 31, 2025, Wesbanco had nine risk participation-out agreements with an aggregate notional amount of $89.3 million and $89.5 million, respectively.

Mortgage Loans Held for Sale and Interest Rate Lock Commitments

Certain residential mortgage loans are originated for sale in the secondary mortgage loan market. These loans are classified as held for sale and carried at fair value as Wesbanco has elected the fair value option. Fair value is determined based on rates obtained from the secondary market for loans with similar characteristics. Wesbanco sells loans to the secondary market on either a mandatory or best efforts basis. The loans sold on a mandatory basis are not committed to an investor until the loan is closed with the borrower. Wesbanco enters into forward to be announced (“TBA”) contracts to manage the interest rate risk between the lock commitment and the closing of the loan. The total balance of forward TBA contracts entered into was $92.1 million and $91.0 million at March 31, 2026 and December 31, 2025, respectively. The loans sold on a best efforts basis are committed to an investor simultaneous to the interest rate commitment with the borrower, and as a result, the Company does not enter into a separate forward TBA contract to offset the fair value risk as the investor accepts such risk in exchange for paying a lower premium on sale.

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

The table below presents the fair value of Wesbanco’s derivative financial instruments as well as their classification on the Balance Sheet as of March 31, 2026 and December 31, 2025:

	March 31, 2026			December 31, 2025
(unaudited, in thousands)	Notional or Contractual Amount	Asset Derivatives	Liability Derivatives	Notional or Contractual Amount	Asset Derivatives	Liability Derivatives
Derivatives
Loan Swaps:
Interest rate swaps and caps	$2,574,932	$55,409	$56,559	$2,612,677	$63,144	$64,181
Other contracts:
Interest rate lock commitments	35,811	690	—	27,615	692	—
Forward TBA contracts	92,093	693	—	91,000	—	213
Total derivatives		$56,792	$56,559		$63,836	$64,394

Effect of Derivative Instruments on the Income Statement

The table below presents the change in the fair value of the Company’s derivative financial instruments reflected within non-interest income on the consolidated income statement for the three months ended March 31, 2026 and 2025, respectively.

		For the Three Months Ended March 31,
(unaudited, in thousands)	Location of Gain/(Loss)	2026	2025
Interest rate swaps and caps	Net swap fee and valuation income	$(112)	$(1,009)
Interest rate lock commitments	Mortgage banking income	(2)	1,259
Forward TBA contracts	Mortgage banking income	485	(498)
Total		$371	$(248)

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

Dependent upon the net present value of the underlying swaps, Wesbanco has minimum collateral posting thresholds with certain of its derivative counterparties. Wesbanco was holding net cash collateral from various derivative counterparties totaling $4.9 million within interest bearing deposit accounts as of March 31, 2026, while Wesbanco had posted net cash collateral with a market value of $16.0 million as of December 31, 2025. If Wesbanco had breached any of these provisions at March 31, 2026, it could have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparties.

NOTE 7. BENEFIT PLANS

The following table presents the net periodic pension income for Wesbanco’s Defined Benefit Pension Plan (the “Plan”) and the related components:

	For the Three Months Ended March 31,
(unaudited, in thousands)	2026	2025
Service cost – benefits earned during year	$228	$264
Interest cost on projected benefit obligation	741	758
Expected return on plan assets	(1,663)	(1,585)
Amortization of prior service cost	(9)	(9)
Amortization of net (gain) loss	(161)	(48)
Net periodic pension income	$(864)	$(620)

The service cost of $0.2 million and $0.3 million for the three months ended March 31, 2026 and 2025, respectively, is included in salaries and wages, and periodic pension income of $1.1 million and $0.9 million for the three months ended March 31, 2026 and 2025, is included in employee benefits.

The Plan covers all employees of Wesbanco and its subsidiaries who were hired on or before August 1, 2007 who satisfy minimum age and length of service requirements, and is not available to employees hired after such date.

A minimum required contribution of $2.9 million is due in 2026, which can be offset in whole or in part by the Plan's $67.4 million available credit balance. Wesbanco currently does not expect to make a voluntary contribution to the Plan in 2026.

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

The fair value amounts presented in the tables below are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position. The following tables set forth Wesbanco’s financial assets and liabilities that were accounted for at fair value on a recurring and nonrecurring basis by level within the fair value hierarchy as of March 31, 2026 and December 31, 2025:

		March 31, 2026
		Fair Value Measurements Using:
	March 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(unaudited, in thousands)	2026	(level 1)	(level 2)	(level 3)
Recurring fair value measurements
Equity securities	$30,256	$30,256	$—	$—
Available-for-sale debt securities
U.S. Treasury	196,415	196,415	—	—
U.S. Government sponsored entities and agencies	217,395	—	217,395	—
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	2,634,462	—	2,634,462	—
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	57,971	—	57,971	—
Asset backed securities	66,908	—	66,908	—
Obligations of states and political subdivisions	76,320	—	74,090	2,230
Corporate debt securities	48,766	—	48,766	—
Total available-for-sale debt securities	$3,298,237	$196,415	$3,099,592	$2,230
Loans held for sale	59,281	—	59,281	—
Other assets - interest rate swaps	55,409	—	55,409	—
Total assets recurring fair value measurements	$3,443,183	$226,671	$3,214,282	$2,230
Other liabilities - interest rate swaps	$56,559	$—	$56,559	$—
Total liabilities recurring fair value measurements	$56,559	$—	$56,559	$—
Nonrecurring fair value measurements
Collateral dependent loans	$18,191	$—	$—	$18,191
Other real estate owned and repossessed assets	1,323	—	—	1,323
Total nonrecurring fair value measurements	$19,514	$—	$—	$19,514

		December 31, 2025
		Fair Value Measurements Using:
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	2025	(level 1)	(level 2)	(level 3)
Recurring fair value measurements
Equity securities	$30,809	$30,809	$—	$—
Available-for-sale debt securities:
U.S. Treasury	196,857	196,857	—	—
U.S. Government sponsored entities and agencies	222,997	—	222,997	—
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	2,610,448	—	2,610,448	—
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	63,615	—	63,615	—
Asset backed securities	68,935		68,935
Obligations of state and political subdivisions	73,188	—	70,903	2,285
Corporate debt securities	52,292	—	52,292	—
Total available-for-sale debt securities	$3,288,332	$196,857	$3,089,190	$2,285
Loans held for sale	87,454	—	87,454	—
Other assets—interest rate derivatives agreements	63,144	—	63,144	—
Total assets recurring fair value measurements	$3,469,739	$227,666	$3,239,788	$2,285
Other liabilities—interest rate derivatives agreements	$64,181	$—	$64,181	$—
Total liabilities recurring fair value measurements	$64,181	$—	$64,181	$—
Nonrecurring fair value measurements
Collateral dependent loans	$20,400	$—	$—	$20,400
Other real estate owned and repossessed assets	907	—	—	907
Total nonrecurring fair value measurements	$21,307	$—	$—	$21,307

Wesbanco’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between level 1, 2 or 3 for the three months ended March 31, 2026 or for the year ended December 31, 2025.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Wesbanco has utilized level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range (Weighted
(unaudited, in thousands)	Estimate	Techniques	Input	Average)
March 31, 2026
Collateral dependent loans	$18,191	Appraisal of collateral (1)	Appraisal adjustments (2)	(0.0%)-(31.9%)/(9.4%)
			Liquidation expenses (2)	(7.2%)-(10.5%)/(9.5%)
Other real estate owned and repossessed assets	$1,323	Appraisal of collateral (1), (3)
December 31, 2025
Collateral dependent loans	$20,400	Appraisal of collateral (1)	Appraisal adjustments (2)	0.0%-(20.8%)/(7.3%)
			Liquidation expenses (2)	(8.2%)-(10.5%)/(9.7%)
Other real estate owned and repossessed assets	$907	Appraisal of collateral (1), (3)

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

The estimated fair values of Wesbanco’s financial instruments are summarized below:

			Fair Value Measurements at
			March 31, 2026
	Carrying	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(unaudited, in thousands)	Amount	Estimate	(level 1)	(level 2)	(level 3)
Financial Assets
Cash and due from banks	$960,410	$960,410	$960,410	$—	$—
Equity securities	30,256	30,256	30,256	—	—
Available-for-sale debt securities	3,298,237	3,298,237	196,415	3,099,592	2,230
Net held-to-maturity debt securities	1,120,446	1,011,303	—	1,011,167	136
Net loans	18,872,658	18,635,203	—	—	18,635,203
Loans held for sale	59,281	59,281	—	59,281	—
Other assets - interest rate derivatives	55,409	55,409	—	55,409	—
Accrued interest receivable	105,288	105,288	105,288	—	—

Financial Liabilities
Deposits	21,668,274	21,654,043	18,938,970	2,715,073	—
Federal Home Loan Bank borrowings	975,000	975,373	—	975,373	—
Other borrowings	114,068	107,454	107,454	—	—
Subordinated debt and junior subordinated debt	308,683	294,498	—	294,498	—
Other liabilities - interest rate derivatives	56,559	56,559	—	56,559	—
Accrued interest payable	19,917	19,917	19,917	—	—

			Fair Value Measurements at
			December 31, 2025
	Carrying	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Amount	Estimate	(level 1)	(level 2)	(level 3)
Financial Assets
Cash and due from banks	$956,109	$956,109	$956,109	$—	$—
Equity securities	30,809	30,809	30,809	—	—
Available-for-sale debt securities	3,288,332	3,288,332	196,857	3,089,190	2,285
Net held-to-maturity debt securities	1,131,946	1,035,957	—	1,035,821	136
Net loans	19,007,683	18,563,341	—	—	18,563,341
Loans held for sale	87,454	87,454	—	87,454	—
Other assets—interest rate derivatives	63,144	63,144	—	63,144	—
Accrued interest receivable	106,651	106,651	106,651	—	—

Financial Liabilities
Deposits	21,668,840	21,657,121	18,793,468	2,863,653	—
Federal Home Loan Bank borrowings	1,200,000	1,200,761	—	1,200,761	—
Other borrowings	110,679	105,240	105,240	—	—
Subordinated debt and junior subordinated debt	308,529	298,974	—	298,974	—
Other liabilities—interest rate derivatives	64,181	64,181	—	64,181	—
Accrued interest payable	19,150	19,150	19,150	—	—

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

The following table summarizes the point of revenue recognition and the income recognized for each of the revenue streams for the three months ended March 31, 2026 and 2025, respectively:

	Point of Revenue	For the Three Months Ended March 31,
(unaudited, in thousands)	Recognition	2026	2025
Revenue Streams
Trust fees
Trust account fees	Over time	$8,350	$6,673
WesMark fees	Over time	2,092	2,024
Total trust fees		10,442	8,697
Service charges on deposits
Commercial banking fees	Over time	2,617	1,937
Personal service charges	At a point in time and over time	8,344	6,650
Total service charges on deposits		10,961	8,587
Net securities brokerage revenue
Annuity commissions	At a point in time	2,297	1,987
Equity and debt security trades	At a point in time	160	124
Managed money	Over time	633	327
Trail commissions	Over time	382	262
Total net securities brokerage revenue		3,472	2,701

Payment processing fees (1)	At a point in time and over time	871	891
Digital banking income	At a point in time	6,599	5,404
Net swap fee and valuation income (2)	At a point in time	1,062	961
Mortgage banking income	At a point in time	919	1,140
Net gain/(loss) on other real estate owned and other assets	At a point in time and over time	546	(40)

(1)
Included in other non-interest income.
(2)
The portion of this line item relating to the change in the fair value of the underlying swaps is not within the scope of ASC 606, and totaled fair value adjustments of ($0.1) million and ($1.0) million for the three months ended March 31, 2026 and 2025, respectively.

NOTE 10. COMPREHENSIVE INCOME/(LOSS)

The activity in accumulated other comprehensive income/(loss) for the three months ended March 31, 2026 and 2025 is as follows:

	Accumulated Other Comprehensive Income/(Loss) (1)
(unaudited, in thousands)	Defined Benefit Plans	Unrealized Gains (Losses) on Debt Securities Available-for-Sale	Total
Balance at December 31, 2025	$6,584	$(139,904)	$(133,320)
Other comprehensive income before reclassifications	—	(13,379)	(13,379)
Amounts reclassified from accumulated other comprehensive income	(227)	(269)	(496)
Period change	(227)	(13,648)	(13,875)
Balance at March 31, 2026	$6,357	$(153,552)	$(147,195)

Balance at December 31, 2024	$5,124	$(223,756)	$(218,632)
Other comprehensive income before reclassifications	—	28,136	28,136
Amounts reclassified from accumulated other comprehensive income	(128)	(86)	(214)
Period change	(128)	28,050	27,922
Balance at March 31, 2025	$4,996	$(195,706)	$(190,710)

(1)
All amounts are net of tax. Related income tax expense or benefit is calculated using a combined Federal and State income tax rate approximating 24% in both periods presented.

The following table provides details about amounts reclassified from accumulated other comprehensive income for the three months ended March 31, 2026 and 2025:

Details about Accumulated Other Comprehensive Income/(Loss) Components	For the Three Months Ended March 31,		Affected Line Item in the Statement of Comprehensive Income
(unaudited, in thousands)	2026	2025
Debt securities available-for-sale (1):
Net securities gains reclassified into earnings	$(37)	$(40)	Net securities gains/(losses) (Non-interest income)
Related income tax effect ⁽²⁾	11	12	Provision for income taxes
Amortization of state tax rate change reclassified into earnings	(243)	(58)	Provision for income taxes
Net effect on accumulated other comprehensive income for the period	(269)	(86)

Defined benefit plans (3):
Amortization of net gain and prior service costs	(295)	(172)	Employee benefits (Non-interest expense)
Related income tax effect ⁽²⁾	68	44	Provision for income taxes
Net effect on accumulated other comprehensive income for the period	(227)	(128)
Total reclassifications for the period	$(496)	$(214)

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

NOTE 11. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments — In the normal course of business, Wesbanco offers off-balance sheet credit arrangements to enable its customers to meet their financing objectives. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. Wesbanco’s exposure to credit losses in the event of non-performance by the other parties to the financial instruments for commitments to extend credit and standby letters of credit is limited to the contractual amount of those instruments. Wesbanco uses the same credit policies in making commitments and conditional obligations as for all other lending. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The allowance for credit losses associated with commitments was $7.2 million and $7.0 million at March 31, 2026 and December 31, 2025, respectively, and is included in other liabilities on the Consolidated Balance Sheets.

Letters of credit are conditional commitments issued by banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including normal business activities, bond financing and similar transactions. Letters of credit are considered guarantees. The liability associated with letters of credit was $0.4 million as of both March 31, 2026 and December 31, 2025.

Contingent obligations to purchase loans funded by other entities include credit card guarantees, loans sold with recourse as well as obligations to the FHLB. Credit card guarantees are credit card balances not owned by Wesbanco, whereby the Bank guarantees the performance of the cardholder.

The following table presents total commitments to extend credit, guarantees and various letters of credit outstanding:

	March 31,	December 31,
(unaudited, in thousands)	2026	2025
Lines of credit	$5,296,647	$5,231,344
Loans approved but not closed	612,527	469,694
Overdraft limits	562,486	556,063
Letters of credit	61,167	56,030
Contingent obligations and other guarantees	32,379	36,179

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

The market value of trust assets totaled approximately $7.8 billion and $7.0 billion at March 31, 2026 and 2025, respectively. These assets are held by Wesbanco in fiduciary or agency capacities and are not included as assets on Wesbanco’s Consolidated Balance Sheets. Therefore, substantially all of Wesbanco’s assets are attributable to the community banking segment.

The following tables present selected financial information with respect to Wesbanco’s business segments for the three months ended March 31, 2026 and 2025 as received and reviewed on a regular basis by the CODM:

(unaudited, in thousands)	Community Banking	Trust and Investment Services	Corporate Other	Totals
For The Three Months Ended March 31, 2026:
Interest and dividend income	$325,624	$—	$—
Less: Interest expense (1)	104,323	1,820	4,080
Net interest income	221,301	(1,820)	(4,080)
Less: Provision for credit losses	(897)	—	—
Net interest income after provision for credit losses	222,198	(1,820)	(4,080)
Non-interest income:
Trust fees	—	8,350	—
WesMark fees	—	2,092	—
Service charges on deposits	10,961	—	—
Digital banking income	6,599	—	—
Net swap fee and valuation income	1,062	—	—
Net securities brokerage revenue	3,472	—	—
Net insurance services revenue	1,209	—	—
Bank-owned life insurance	3,811	—	—
Payment processing fees	871	—	—
Net securities losses	(13)	—	—
Net loss on other real estate owned and other assets	546	—	—
Mortgage banking income	919	—	—
Other income	1,949	—	3
Total revenues	$253,584	$8,622	$(4,077)	$258,129

Less (2):
Salaries and wages	61,820	2,144	—
Employee benefits	17,067	544	—
Net occupancy (3)	8,457	72	—
Equipment and software (4)	15,394	284	—
Miscellaneous taxes	4,669	2	—
Professional services	4,678	143	2,631
Marketing	1,514	12	—
FDIC insurance	4,784	—	—
Supplies	2,008	48	—
Telecommunications	1,170	—	—
General administration	1,652	53	370
Merger-related and restructuring	3,338	—	375
Amortization of intangibles	6,864	296	—
Corporate overhead expenses (5)	—	1,967	—
Other segment items (6)	4,169	146	34
Segment profit (loss) before provision for income taxes	116,000	2,911	(7,487)
Provision for income taxes	23,869	611	(1,691)
Segment profit (loss)	$92,131	$2,300	$(5,796)	$88,635

Reconciliation of segment profit
Preferred stock dividends				(4,240)
Net income available to common shareholders				$84,395

(1) Within Corporate other, this represents interest expense on subordinated and junior subordinated debt issued by the parent company of Wesbanco.

(2) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

(3) Includes depreciation and amortization expense of $2.1 million for the community banking segment. Such expenses for the trust and investment services segment are immaterial.

(4) Includes depreciation and amortization expense of $2.9 million for the community banking segment. Such expenses for the trust and investment services segment are immaterial.

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

Reconciliation of segment loss
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis (“MD&A”) represents an overview of the results of operations and financial condition of Wesbanco for the three months ended March 31, 2026. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this report relating to Wesbanco’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The information contained in this report should be read in conjunction with Wesbanco’s Form 10-K for the year ended December 31, 2025 and documents subsequently filed by Wesbanco with the Securities and Exchange Commission (“SEC”), which are available at the SEC’s website, www.sec.gov or at Wesbanco’s website, www.wesbanco.com. Investors are cautioned that forward-looking statements, which are not historical fact, involve risks and uncertainties, including those detailed in Wesbanco’s most recent Annual Report on Form 10-K filed with the SEC under “Risk Factors” in Part I, Item 1A and in Part II, Item 1A of this Form 10-Q. Such statements are subject to important factors that could cause actual results to differ materially from those contemplated by such statements, including, without limitation, the effects of changing regional and national economic conditions; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and associated interest rate sensitivity; sources of liquidity available to Wesbanco and its related subsidiary operations; potential future credit losses and the credit risk of commercial, real estate, and consumer loan customers and their borrowing activities; actions of the Federal Reserve Board, the Federal Deposit Insurance Corporation, the SEC, the Financial Institution Regulatory Authority, the Municipal Securities Rulemaking Board, the Securities Investors Protection Corporation, the Consumer Financial Protection Bureau and other regulatory bodies; potential legislative and federal and state regulatory actions and reform, including, without limitation, the impact of the implementation of the Dodd-Frank Act; adverse decisions of federal and state courts; fraud, scams and schemes of third parties; cyber-security breaches; competitive conditions in the financial services industry; rapidly changing technology affecting financial services; marketability of debt instruments and corresponding impact on fair value adjustments; and/or other external developments materially impacting Wesbanco’s operational and financial performance. Wesbanco does not assume any duty to update forward-looking statements.

OVERVIEW

Wesbanco is a multi-state bank holding company operating through 226 branches and 242 ATMs in West Virginia, Ohio, western Pennsylvania, Kentucky, Indiana, Michigan, Maryland, Tennessee, Virginia and Florida offering retail banking, corporate banking, personal and corporate trust services, brokerage services, mortgage banking and insurance. Wesbanco’s businesses are significantly impacted by economic factors such as market interest rates, federal monetary and regulatory policies, local and regional economic conditions and the competitive environment’s effect upon Wesbanco’s business volumes. Wesbanco’s deposit levels are affected by numerous factors including personal savings rates, personal income, and competitive rates on alternative investments, as well as competition from other financial institutions within the markets we serve and liquidity needs of Wesbanco. Loan levels are also subject to various factors including construction demand, business financing needs, consumer spending and interest rates, as well as loan terms offered by competing lenders.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Wesbanco’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of March 31, 2026 have remained unchanged from the disclosures presented in Wesbanco’s Annual Report on Form 10-K for the year ended December 31, 2025 within the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

RESULTS OF OPERATIONS

EARNINGS SUMMARY

Wesbanco reported net income available to common shareholders for the first quarter of 2026 of $84.4 million or $0.88 per diluted share, compared to a net loss of $11.5 million or ($0.15) per diluted share, for the first quarter of 2025. The first quarter of 2025 includes the impact of a day one provision for credit losses and other expenses related to the closing of the Premier Financial Corp. (“PFC”) acquisition on February 28, 2025. As noted in the following table, net income available to common shareholders, excluding after-tax restructuring and merger-related expenses for the three months ended March 31, 2026, was $87.3 million or $0.91 per diluted share, as compared to $51.2 million or $0.66 per diluted share in the prior year's first quarter, which also excludes the after-tax day one provision for credit losses on acquired loans (non-GAAP measures).

	For the Three Months Ended March 31,
	2026		2025
(unaudited, dollars in thousands, except per share amounts)	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share
Net (loss) income available to common shareholders (GAAP)	$84,395	$0.88	$(11,523)	$(0.15)
Add: After-tax day one provision for credit losses on acquired loans	—	—	46,926	0.60
Add: After-tax restructuring and merger-related expenses	2,933	0.03	15,808	0.21
Adjusted net income available to common shareholders (Non-GAAP)(1)	$87,328	$0.91	$51,211	$0.66
(1)
Non-GAAP net income excludes after-tax restructuring and merger-related expenses. The above non-GAAP financial measures used by Wesbanco provide information useful to investors in understanding Wesbanco’s operating performance and trends and facilitate comparisons with the performance of Wesbanco’s peers.

Net interest income increased $56.9 million or 35.9% in the first quarter of 2026 compared to the same quarter of 2025, reflecting the impact of a larger balance sheet from the PFC acquisition, organic loan growth, higher securities yields, and lower deposit and FHLB borrowing costs. The yield on earning assets increased by a total of five basis points while the cost of interest bearing liabilities decreased by 28 basis points from the first quarter of 2025 to the first quarter of 2026. Average loan balances increased by 30.4% from the first quarter of 2025, mainly attributable to the PFC acquisition and organic commercial loan growth, while average securities increased by 17.0% over the same time period. Average deposits also increased 30.8% over the same time period as a result of the PFC acquisition and deposit gathering and retention efforts by the retail and commercial teams producing organic deposit growth.

A decrease in loan balances as compared to December 31, 2025 resulted in a negative provision for credit losses of $0.9 million in the first quarter of 2026, as compared to a provision of $68.9 million in the first quarter of 2025, which was heavily influenced by the day one provision on acquired PFC loans. Annualized net loan charge-offs, as a percentage of average portfolio loans, were 0.16% and 0.08% for the first quarters of 2026 and 2025, respectively.

For the first quarter of 2026, non-interest income of $41.8 million increased $7.2 million, or 20.7%, from the first quarter of 2025 due primarily to the acquisition of PFC on February 28 of last year. Service charges on deposits increased $2.4 million and digital banking fees increased $1.2 million year-over-year due to increased general spending and higher transaction volumes from our larger customer base, as well as organic growth from our treasury management products and services. Reflecting record asset levels, trust fees and net securities brokerage revenue increased $1.7 million and $0.8 million, respectively, due to the addition of PFC wealth clients, market value appreciation, and organic growth. Gross swap fees were $1.2 million in the first quarter, compared to $2.0 million in the prior year period, while fair value adjustments were losses of $0.1 million and $1.0 million, respectively.

Non-interest expense, excluding restructuring and merger-related costs, for the three months ended March 31, 2026 was $143.0 million, a $29.0 million, or 25.5%, increase year-over-year primarily due to the addition of the PFC expense base, which was only in the Wesbanco expense base for one month in the prior year period, but were down as compared to the fourth quarter, reflecting expense management. Salaries and wages of $64.0 million and employee benefits expense of $17.6 million increased due to a full quarter of salaries as compared to the prior year. Amortization of intangible assets of $7.2 million increased $2.9 million year-over-year due to the core deposit intangible asset that was created from the acquisition of PFC. Equipment and software expense of $15.7 million, consistent with the last several quarters, increased $2.6 million due to the acquisition of PFC. Restructuring and merger-related expenses of $3.7 million are primarily related to costs associated with the 10 financial centers that are planned to close during May.

For the first three months of 2026, the effective tax rate was 20.5% as compared to (7.0%) for the first three months of 2025, and the provision for income taxes increased to $22.8 million from ($0.7) million during the same time period. These changes were the result of increased pretax income in 2026 as compared to 2025 due to the day one provision for credit losses on acquired loans recorded in the first quarter of 2025.

NET INTEREST INCOME

TABLE 1. NET INTEREST INCOME

	For the Three Months Ended March 31,
(unaudited, dollars in thousands)	2026	2025
Net interest income	$215,401	$158,519
Taxable equivalent adjustment to net interest income	1,282	1,204
Net interest income, fully taxable equivalent	$216,683	$159,723
Net interest spread, non-taxable equivalent	2.86%	2.52%
Benefit of net non-interest bearing liabilities	0.69%	0.80%
Net interest margin	3.55%	3.32%
Taxable equivalent adjustment	0.02%	0.03%
Net interest margin, fully taxable equivalent	3.57%	3.35%

Net interest income, which is Wesbanco’s largest source of revenue, is the difference between interest income on earning assets, primarily loans and securities, and interest expense on liabilities, primarily deposits and short and long-term borrowings. Net interest income is affected by the general level of, and changes in interest rates, the steepness and shape of the yield curve, changes in the amount and composition of interest earning assets and interest bearing liabilities, as well as the frequency of repricing of existing assets and liabilities. Net interest income increased $56.9 million or 35.9% in the first quarter of 2026 compared to the first quarter of 2025. The increase is primarily due to the impact of the benefits from the acquisition of PFC, loan growth, higher securities yields and lower deposit and FHLB borrowing costs. Total average deposits increased by $5.1 billion or 30.8% in the first quarter of 2026 as compared to the first quarter of 2025. The cost of interest bearing deposits decreased by 20 basis points and the cost of total interest bearing liabilities decreased by 28 basis points from the first quarter of 2025 to the first quarter of 2026. The decrease in the cost is primarily due to rate decreases for interest bearing deposits in response to the general decrease in overall deposit rates in the marketplace.

Interest income increased $72.4 million or 28.6% in the first quarter of 2026 compared to the same period of 2025, primarily due to realizing a full quarter of benefit from the PFC acquisition. Average loan balances increased $4.5 billion or 30.4% in the first quarter of 2026 compared to the first quarter of 2025, while loan yields decreased by eight basis points during this same period to 5.94% due to the previously mentioned general decrease in market rates. Loans provide the greatest impact on interest income and the yield on earning assets as they have the largest balance and the highest yield within major earning asset categories. In the first quarter of 2026, average loans represented 77.9% of average earning assets, an increase from 76.1% in the first quarter of 2025. Average total securities balances increased $673.2 million or 17.0% from the first quarter of 2025 and represented 18.8% of total earning assets in the first quarter of 2026. Taxable securities yields increased by 48 basis points in the first quarter of 2026 from the first quarter of 2025, while tax-exempt securities yields increased 18 basis points during the same time period.

Interest expense increased $15.5 million in the first quarter of 2026 as compared to the same period in 2025, due primarily to the acquisition of PFC. The cost of interest bearing liabilities decreased by 28 basis points from the first quarter of 2025 to 2.50% in the first quarter of 2026. Average interest bearing deposits increased $4.1 billion or 34.0% from the first quarter of 2025. The rate on interest bearing deposits decreased 20 basis points to 2.35% from the first quarter of 2025. Average non-interest bearing demand deposit balances increased from the first quarter of 2025 to the first quarter of 2026 by $1.0 billion or 22.1%, and were 24.4% of total average deposits at March 31, 2026, compared to 26.1% at March 31, 2025, due to the PFC acquisition and reflecting customers' preferences in the current interest rate environment. For the first quarter of 2026, Wesbanco's average loans to average deposits ratio was 89.1%, reflecting additional capacity to lend. The average balance of FHLB borrowings was virtually flat from the first quarter of 2025 to the first quarter of 2026, while the average rate on FHLB borrowings decreased by 55 basis points. The average balance of repurchase agreements decreased by $55.5 million or 34.1% over the same time period due to changes in customer preferences.

TABLE 2. AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS

	For the Three Months Ended March 31,
	2026		2025
	Average	Average	Average	Average
(unaudited, dollars in thousands)	Balance	Rate	Balance	Rate
ASSETS
Due from banks - interest bearing	$745,711	3.91%	$602,708	4.73%
Loans, net of unearned income (1)	19,188,906	5.94%	14,720,749	6.02%
Securities: (2)
Taxable	3,904,167	3.27%	3,237,372	2.79%
Tax-exempt (3)	739,469	3.35%	733,105	3.17%
Total securities	4,643,636	3.28%	3,970,477	2.86%
Other earning assets	62,274	7.69%	61,393	6.69%
Total earning assets (3)	24,640,527	5.38%	19,355,327	5.33%
Other assets	2,890,093		2,303,025
Total Assets	$27,530,620		$21,658,352

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing demand deposits	$5,327,178	2.24%	$4,166,005	2.86%
Money market accounts	4,901,058	2.66%	3,219,335	2.66%
Savings deposits	3,237,453	1.27%	2,605,145	1.15%
Certificates of deposit	2,827,655	3.24%	2,185,662	3.44%
Total interest bearing deposits	16,293,344	2.35%	12,176,147	2.55%
Federal Home Loan Bank borrowings	1,155,278	3.97%	1,168,981	4.52%
Repurchase agreements	107,383	2.26%	162,912	2.79%
Subordinated debt and junior subordinated debt	308,585	5.36%	305,309	5.48%
Total interest bearing liabilities (4)	17,864,590	2.50%	13,813,349	2.78%
Non-interest bearing demand deposits	5,255,480		4,303,915
Other liabilities	323,933		322,449
Shareholders’ equity	4,086,617		3,218,639
Total Liabilities and Shareholders’ Equity	$27,530,620		$21,658,352
Taxable equivalent net interest spread		2.88%		2.55%
Taxable equivalent net interest margin		3.57%		3.35%

(1)
Gross of the allowance for credit losses, net of unearned income and includes non-accrual loans and loans held for sale. Loan fees included in interest income on loans were $1.8 million and $1.6 million for the three months ended March 31, 2026 and 2025, respectively. Additionally, loan accretion included in interest income on loans acquired from prior acquisitions was $13.3 million and $6.9 million for the three months ended March 31, 2026 and 2025, respectively.
(2)
Average yields on available-for-sale debt securities are calculated based on amortized cost.
(3)
Taxable equivalent basis is calculated on tax-exempt securities using the federal statutory tax rate of 21% for each period presented.
(4)
Accretion on interest bearing liabilities acquired from prior acquisitions was $0.3 million and $2.3 million for the three months ended March 31, 2026 and 2025, respectively.

TABLE 3. RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

	For the Three Months Ended March 31, 2026
	Compared to March 31, 2025
(unaudited, in thousands)	Volume	Rate	Net Increase (Decrease)
Increase (decrease) in interest income:
Due from banks - interest bearing	$1,501	$(1,348)	$153
Loans, net of unearned income	65,464	(2,884)	62,580
Taxable securities	5,012	4,184	9,196
Tax-exempt securities (1)	50	323	373
Other earning assets	15	153	168
Total interest income change (1)	72,042	428	72,470
Increase (decrease) in interest expense:
Interest bearing demand deposits	7,186	(7,195)	(9)
Money market accounts	11,032	(15)	11,017
Savings deposits	1,918	842	2,760
Certificates of deposit	5,183	(1,150)	4,033
Federal Home Loan Bank borrowings	(151)	(1,567)	(1,718)
Repurchase agreements	(336)	(188)	(524)
Subordinated debt and junior subordinated debt	44	(93)	(49)
Total interest expense change	24,876	(9,366)	15,510
Net interest income change (1)	$47,166	$9,794	$56,960

(1)
Taxable equivalent basis is calculated on tax-exempt securities using the federal statutory tax rate of 21%.

PROVISION FOR CREDIT LOSSES – LOANS AND LOAN COMMITMENTS

The provision for credit losses – loans is the amount to be added to the allowance for credit losses – loans after net charge-offs have been deducted to bring the allowance to a level considered appropriate to absorb lifetime expected losses for all portfolio loans. The provision for credit losses – loan commitments is the amount to be added to the allowance for credit losses for loan commitments to bring that allowance to a level considered appropriate to absorb lifetime expected losses on unfunded loan commitments. For the three months ended March 31, 2026, Wesbanco recorded a provision for credit losses of $(0.9) million, a decrease of $69.8 million compared to the $68.9 million provision recorded for the three months ended March 31, 2025. The decrease was primarily attributable to the $59.4 million of initial provision expense recorded in the prior-year period related to the PFC acquired loans. Excluding the initial provision expense recorded for the PFC non‑PCD acquired loans, the remainder of the change in the provision was primarily driven by prepayment speed fluctuations, interest rate driven model assumptions, which reduced the quantitative reserve, and improvements in the office qualitative factor.

Non-performing loans were 0.76% of total portfolio loans as of March 31, 2026, increasing from 0.44% of total portfolio loans at March 31, 2025, primarily due to three CRE loans across different markets and property types, none of which were office. Criticized and classified loans were 2.91% of total portfolio loans as of March 31, 2026, decreasing from 3.32% as of March 31, 2025, due to upgrades within the loan portfolio. Past due loans at March 31, 2026 were 0.56% of total portfolio loans, compared to 0.43% at March 31, 2025. Annualized net loan charge-offs were 0.16% for the three months ended March 31, 2026, compared to 0.08% for the three months ended March 31, 2025. Please see the Allowance for Credit Losses – Loans and Loan Commitments section of this MD&A for additional discussion.

NON-INTEREST INCOME

TABLE 4. NON-INTEREST INCOME

	For the Three Months Ended March 31,
(unaudited, dollars in thousands)	2026	2025	$ Change	% Change
Trust fees	$10,442	$8,697	$1,745	20.1
Service charges on deposits	10,961	8,587	2,374	27.6
Digital banking income	6,599	5,404	1,195	22.1
Net swap fee and valuation income	1,062	961	101	10.5
Net securities brokerage revenue	3,472	2,701	771	28.5
Bank-owned life insurance	3,811	3,428	383	11.2
Net securities losses	(13)	(318)	305	95.9
Mortgage banking income	919	1,140	(221)	(19.4)
Net insurance services revenue	1,209	955	254	26.6
Payment processing fees	871	891	(20)	(2.2)
Net gain/(loss) on other real estate owned and other assets	546	(40)	586	NM
Other	1,952	2,259	(307)	(13.6)
Total non-interest income	$41,831	$34,665	$7,166	20.7

NM = Not Meaningful

Non-interest income is a significant source of revenue and an important part of Wesbanco’s results of operations, as it represents 16.3% of total revenue for the three months ended March 31, 2026. Wesbanco offers its customers a wide range of retail, commercial, investment and digital banking services, which are viewed as a vital component of Wesbanco’s ability to attract and maintain customers, as well as providing additional fee income beyond normal spread-related income to Wesbanco. For the first quarter of 2026, non-interest income increased $7.2 million or 20.7% compared to the first quarter of 2025, primarily due to a $2.4 million increase in service charges on deposits, a $1.7 million increase in trust fees, $1.2 million increase in digital banking income, a $0.8 million increase in net securities brokerage revenue, a $0.6 million increase in net gains on other real estate owned and other assets, and a $0.4 million increase in bank-owned life insurance.

Trust fees increased $1.7 million or 20.1% in the first quarter of 2026 as compared to the first quarter of 2025, due to the addition of PFC wealth clients, market value appreciation, and organic growth. Trust assets of $7.8 billion on March 31, 2026, increased from $7.0 billion on March 31, 2025. As of March 31, 2026, trust assets include managed assets of $6.1 billion and non-managed (custodial) assets of $1.7 billion. Assets managed for the WesMark Funds, a proprietary group of mutual funds that is advised by Wesbanco Trust and Investment Services, were $0.9 billion as of March 31, 2026 and $0.8 billion as of March 31, 2025, and are included in managed assets.

Service charges on deposits increased $2.4 million or 27.6% in the first quarter of 2026 as compared to the first quarter of 2025, due to the addition of PFC, organic growth from our treasury management products and services, and increased general spending.

Digital banking income increased $1.2 million or 22.1% in the first quarter of 2026 as compared to the first quarter of 2025, due to higher transaction volumes primarily associated with our larger customer base.

Net securities brokerage revenue increased $0.8 million or 28.5% in the first quarter of 2026 as compared to the first quarter of 2025, due to the addition of PFC wealth clients, market value appreciation and organic growth.

Bank-owned life insurance increased $0.4 million or 11.2% in the first quarter of 2026 as compared to the first quarter of 2025, due to the addition of PFC and the receipt of mortality-related benefits in the first quarter of 2026.

Net gains on other real estate owned and other assets increased $0.6 million in the first quarter of 2026 as compared to the first quarter of 2025, primarily due to an increase of $0.3 million on the sale of OREO and repossessed assets.

NON-INTEREST EXPENSE

TABLE 5. NON-INTEREST EXPENSE

	For the Three Months Ended March 31,
(unaudited, dollars in thousands)	2026	2025	$ Change	% Change
Salaries and wages	$63,964	$48,577	$15,387	31.7
Employee benefits	17,611	12,970	4,641	35.8
Net occupancy	8,529	7,778	751	9.7
Equipment and software	15,678	13,050	2,628	20.1
Marketing	1,526	2,382	(856)	(35.9)
FDIC insurance	4,784	4,187	597	14.3
Amortization of intangible assets	7,160	4,223	2,937	69.5
Restructuring and merger-related expenses	3,713	20,010	(16,297)	(81.4)
Professional fees	7,452	5,618	1,834	32.6
Franchise and other miscellaneous taxes	4,671	4,234	437	10.3
ATM and electronic banking interchange expenses	1,511	1,092	419	38.4
Communications	1,170	1,210	(40)	(3.3)
Other real estate owned and foreclosure expenses	168	86	82	95.3
Postage, supplies and other	8,768	8,549	219	2.6
Total non-interest expense	$146,705	$133,966	$12,739	9.5

Non-interest expense in the first quarter of 2026 increased $12.7 million or 9.5% as compared to the same quarter in 2025, principally from a $15.4 million increase in salaries and wages, a $4.6 million increase in employee benefits, a $2.9 million increase in amortization of intangible assets, a $2.6 million increase in equipment and software expense, a $1.8 million increase in professional fees, a $0.8 million increase in net occupancy, and a $0.6 million increase in FDIC insurance. These were partially offset by a $16.3 million decrease in restructuring and merger-related expenses.

Salaries and wages increased $15.4 million or 31.7% in the first quarter of 2026 as compared to the first quarter of 2025, mostly due to a full quarter of salaries from the inclusion of PFC employees as compared to only one month in the prior year.

Employee benefits increased $4.6 million or 35.8% in the first quarter of 2026 as compared to the first quarter of 2025 due to higher staffing levels and higher health insurance costs from the inclusion of PFC employees.

Net occupancy increased $0.8 million or 9.7% in the first quarter of 2026 as compared to the first quarter of 2025 due to an increase in lease payments, utilities, and depreciation primarily from the acquisition of PFC. Expense increases have been partially offset by lower expenses related to branch optimization efforts that resulted in the closure of 27 legacy Wesbanco branches.

Marketing decreased $0.9 million or 35.9% in the first quarter of 2026 as compared to the first quarter of 2025 due to the timing of certain marketing campaigns.

Equipment and software costs increased $2.6 million or 20.1% in the first quarter of 2026 as compared to the first quarter of 2025, due primarily to an increase in volume-based costs attributable to the addition of PFC.

FDIC insurance increased $0.6 million or 14.3% in the first quarter of 2026 as compared to the first quarter of 2025, due to our larger asset size from the PFC acquisition.

Amortization of intangible assets increased $2.9 million or 69.5% in the first quarter of 2026 as compared to the first quarter of 2025 due to the core deposit intangible asset and the trust relationship intangible asset that were created from the acquisition of PFC.

Restructuring and merger-related expenses decreased $16.3 million or 81.4% in the first quarter of 2026 as compared to the first quarter of 2025, primarily due to expenses incurred in the first quarter of 2025 for the acquisition of PFC and costs associated with the financial center optimization. The $3.7 million of expense from the first quarter of 2026 is primarily related to costs associated with the 10 financial centers that are planned to close during May.

Professional fees increased $1.8 million or 32.6% in the first quarter of 2026 as compared to the first quarter of 2025, due to an increase in consultants fees, legal fees, and other professional fees primarily due to the acquisition of PFC.

INCOME TAXES

The provision for income taxes was $22.8 million for the three months ended March 31, 2026, as compared to a benefit of $0.7 million for the three months ended March 31, 2025. The increase in the provision for income taxes is due to pretax income for the three months ended March 31, 2026, exceeding that for the three months ended March 31, 2025 by $121.1 million.

FINANCIAL CONDITION

Total assets decreased 0.8%, while shareholders' equity increased 1.0% at March 31, 2026 as compared to December 31, 2025. Total securities remained virtually unchanged from December 31, 2025, to March 31, 2026, as maturing securities were reinvested. Total portfolio loans were $19.1 billion, which decreased $0.1 billion or 0.7% since December 31, 2025, driven by elevated commercial loan payoffs, with deposits staying essentially flat from December 31, 2025. At March 31, 2026, total demand deposits represented 50% of total deposits, with the non interest-bearing component representing approximately half of total demand deposits. Total FHLB borrowings decreased $0.2 billion or 18.8% during the first three months of 2026, due to excess liquidity being used to pay off borrowings. Shareholders' equity increased $38.7 million or 1.0% from December 31, 2025 to March 31, 2026, as net income exceeded shareholder dividends for the period.

SECURITIES

TABLE 6. COMPOSITION OF SECURITIES (1)

	March 31,	December 31,
(unaudited, dollars in thousands)	2026	2025	Change ($)	Change (%)
Equity securities (at fair value)	$30,256	$30,809	$(553)	(1.8)
Available-for-sale debt securities (at fair value)
U.S. Treasury	196,415	196,857	(442)	(0.2)
U.S. Government sponsored entities and agencies	217,395	222,997	(5,602)	(2.5)
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	2,634,462	2,610,448	24,014	0.9
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	57,971	63,615	(5,644)	(8.9)
Asset backed securities	66,908	68,935	(2,027)	(2.9)
Obligations of states and political subdivisions	76,320	73,188	3,132	4.3
Corporate debt securities	48,766	52,292	(3,526)	(6.7)
Total available-for-sale debt securities	$3,298,237	$3,288,332	$9,905	0.3
Held-to-maturity debt securities (at amortized cost)
U.S. Government sponsored entities and agencies	$2,258	$2,341	$(83)	(3.5)
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	25,733	27,014	(1,281)	(4.7)
Obligations of states and political subdivisions	1,090,634	1,100,788	(10,154)	(0.9)
Corporate debt securities	1,972	1,971	1	0.1
Total held-to-maturity debt securities	1,120,597	1,132,114	(11,517)	(1.0)
Total securities	$4,449,090	$4,451,255	$(2,165)	(0.0)
Available-for-sale and equity securities:
Weighted average yield at the respective period end (2)	3.37%	3.36%
As a % of total securities	74.8%	74.6%
Weighted average life (in years)	5.7	5.7
Held-to-maturity securities:
Weighted average yield at the respective period end (2)	3.06%	3.05%
As a % of total securities	25.2%	25.4%
Weighted average life (in years)	7.4	7.3
Total securities:
Weighted average yield at the respective period end (2)	3.29%	3.28%
As a % of total securities	100.0%	100.0%
Weighted average life (in years)	6.1	6.1

(1)
At March 31, 2026 and December 31, 2025, there were no holdings of any one issuer, other than U.S. government sponsored entities and its agencies, in an amount greater than 10% of Wesbanco’s shareholders’ equity.
(2)
Weighted average yields have been calculated on a taxable-equivalent basis using the federal statutory tax rate of 21%.

Total investment securities, which are a source of liquidity for Wesbanco as well as a contributor to interest income, decreased by $2.2 million from December 31, 2025 to March 31, 2026. Throughout the first three months of the year, the available-for-sale portfolio increased by $9.9 million or 0.3%, primarily due to $224.2 million in purchases, and was offset by $141.6 million in paydowns, $58.6 million in maturities and calls and an increase of $17.4 million in unrealized losses. The held-to-maturity portfolio decreased by $11.5 million or 1.0% due primarily to maturities and calls of municipal securities. The weighted average yield of the portfolio increased 1 basis point from 3.28% at December 31, 2025 to 3.29% at March 31, 2026, primarily due to security purchases during the quarter at higher market rates.

Total gross unrealized securities losses increased $22.4 million, from $300.2 million as of December 31, 2025 to $322.6 million at March 31, 2026. The increase in unrealized losses from December 31, 2025 was due to an increase in market rates through the first three months of 2026 causing market prices to decrease on the investment portfolio. Wesbanco believes that none of the unrealized losses on available-for-sale debt securities at March 31, 2026 require an allowance for credit losses. Please refer to Note 4, “Securities,” of the Consolidated Financial Statements for additional information. Wesbanco does not have any investments in private mortgage-backed securities or those that are collateralized by sub-prime mortgages, nor does Wesbanco have any exposure to collateralized debt obligations or government-sponsored enterprise preferred stocks.

Net unrealized losses on available-for-sale securities included in accumulated other comprehensive income, net of tax, as of March 31, 2026, and December 31, 2025 were $153.5 million and $139.5 million, respectively. These net unrealized pre-tax losses represent temporary fluctuations resulting from changes in market rates in relation to fixed yields in the available-for-sale portfolio, and on an after-tax basis are accounted for as an adjustment to other comprehensive income in shareholders’ equity. Net unrealized pre-tax losses in the held-to-maturity portfolio, which are not accounted for in other comprehensive income, were $109.3 million at March 31, 2026, compared to $96.2 million at December 31, 2025. With approximately 25% of the investment portfolio in the held-to-maturity category, the recent volatility in interest rates does not have as much of an impact on other comprehensive income as if the entire portfolio were included in the available-for-sale category.

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

The corporate and municipal bonds in Wesbanco’s held-to-maturity debt portfolio are analyzed quarterly to determine if an allowance for current expected credit losses is warranted. Wesbanco uses a database of historical financials of all corporate and municipal issuers and actual historic default and recovery rates on rated and non-rated transactions to estimate expected credit losses on an individual security basis. The expected credit losses are adjusted quarterly and are recorded in an allowance for expected credit losses on the balance sheet, which is deducted from the amortized cost basis of the held-to-maturity portfolio as a contra asset. The losses are recorded on the income statement in the provision for credit losses. Accrued interest receivable on held-to-maturity securities, which was $8.0 million and $8.2 million as of March 31, 2026 and December 31, 2025, respectively, is excluded from the estimate of credit losses. Held-to-maturity investments in U.S. Government sponsored entities and agencies as well as mortgage-backed securities and collateralized mortgage obligations, which are all either issued by a direct governmental entity or a government-sponsored entity, have no historical evidence supporting expected credit losses; therefore, Wesbanco has estimated these losses at zero, and will monitor this assumption in the future for any economic or governmental policies that could affect this assumption. Wesbanco recorded an allowance on held-to-maturity debt securities of $0.2 million as of March 31, 2026 and December 31, 2025, respectively.

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

TABLE 7. COMPOSITION OF LOANS (1)

	March 31, 2026		December 31, 2025
(unaudited, dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Commercial real estate:
Land and construction	$1,632,209	8.5	$1,783,637	9.2
Improved property	9,270,066	48.4	9,155,197	47.5
Total commercial real estate	10,902,275	56.9	10,938,834	56.7
Commercial and industrial	2,785,440	14.6	2,863,893	14.8
Residential real estate	3,920,209	20.5	3,938,585	20.4
Home equity	1,149,878	6.0	1,129,394	5.8
Consumer	324,879	1.7	355,726	1.8
Total portfolio loans	19,082,681	99.7	19,226,432	99.5
Loans held for sale	59,281	0.3	87,454	0.5
Total loans	$19,141,962	100.0	$19,313,886	100.0
(1)
Loans are presented gross of the allowance for loan credit losses – loans and net of unearned income, credit valuation adjustments, and unamortized net deferred loan fee income and loan origination costs.

Total portfolio loans decreased $143.8 million or 0.7% from December 31, 2025, and have increased $408.9 million or 2.2% over the past twelve months, including increases of 12.6% in home equity lines of credit, 6.3% in commercial real estate (CRE) improved property and 0.1% in commercial and industrial. These are partially offset by decreases of 25.9% consumer loans, 8.3% in CRE land and construction, and 0.3% in residential real estate loans. Of note, Wesbanco has ended its indirect auto lending program as it is not core to our organic growth strategy, and not due to any credit concerns. At March 31, 2026, it represented about half of the $324.9 million consumer loan portfolio. Origination of new indirect auto loans ended in the second quarter of 2025 and the expectation is that this portfolio will runoff over the next 3 to 5 years.

Total loan commitments of $6.5 billion, including loans approved but not closed, increased $219.7 million or 3.5% from December 31, 2025. The average line utilization percentage for the commercial portfolio was 37.1% for the three months ended March 31, 2026 compared to 36.5% for the three months ended December 31, 2025.

The commercial portfolio is monitored for potential concentrations of credit risk by market, type of lending, CRE property type, C&I and owner-occupied CRE by industry, investment CRE dependence on common tenants and industries or property types that are similarly impacted by external factors. The breakdown for all CRE – improved property is 38% owner-occupied and 62% investor-owned. The Bank has instituted additional monitoring of the office building portfolio, as remote work has put pressure on the need for dedicated office space in certain markets. The office portfolio breakdown within CRE – improved property is 31% owner-occupied and 69% investor-owned. Investor-owned office buildings represent 2.9% of the total loan portfolio.

Loans held for sale at both March 31, 2026 and December 31, 2025 include originated residential mortgages and residential construction loans that are committed to be sold into the secondary market. Loans held for sale were $59.3 million at March 31, 2026, a decrease of $28.2 million from December 31, 2025.

NON-PERFORMING ASSETS AND LOANS PAST DUE 90 DAYS OR MORE

Non-performing assets consist of non-accrual loans, other real estate acquired through or in lieu of foreclosure, and repossessed automobiles acquired to satisfy defaulted consumer loans.

TABLE 8. NON-PERFORMING ASSETS

(unaudited, dollars in thousands)	March 31, 2026	December 31, 2025
Non-performing loans:
Commercial real estate - land and construction	$28,206	$832
Commercial real estate - improved property	50,422	$29,754
Commercial and industrial	20,703	16,092
Residential real estate	34,815	34,332
Home equity	9,832	9,248
Consumer	1,030	1,326
Total non-performing loans	$145,008	$91,584
Other real estate owned and repossessed assets	1,323	907
Total non-performing assets	$146,331	$92,491
Non-performing loans/total portfolio loans	0.76%	0.48%
Non-performing assets/total assets	0.53%	0.33%
Non-performing assets/total portfolio loans, other real estate and repossessed assets	0.77%	0.48%

Non-performing loans consist only of non-accrual loans. Non-performing loans increased $53.4 million or 58.3% from December 31, 2025, primarily due to three CRE loans across different markets and property types, none of which were office. (Please see the Notes to the Consolidated Financial Statements for additional discussion).

The following table presents past due and accruing loans excluding non-accruals:

TABLE 9. PAST DUE AND ACCRUING LOANS EXCLUDING NON-ACCRUALS

(unaudited, dollars in thousands)	March 31, 2026	December 31, 2025
Loans past due 90 days or more:
Commercial real estate - land and construction	$—	$—
Commercial real estate - improved property	2,651	20,507
Commercial and industrial	5,260	777
Residential real estate	5,232	12,479
Home equity	2,238	2,882
Consumer	829	1,138
Total loans past due 90 days or more	16,210	37,783
Loans past due 30 to 89 days:
Commercial real estate - land and construction	9,181	27,492
Commercial real estate - improved property	39,798	20,698
Commercial and industrial	7,464	9,385
Residential real estate	18,352	12,674
Home equity	9,500	13,035
Consumer	5,582	7,915
Total loans past due 30 to 89 days	89,877	91,199
Total loans 30 days or more past due	$106,087	$128,982
Loans past due 90 days or more and accruing to total portfolio loans	0.08%	0.20%
Loans past due 30-89 days and accruing to total portfolio loans	0.47%	0.47%

Loans past due 30 days or more and accruing interest, excluding non-accruals, decreased $22.9 million or 17.8% and represented 0.56% of total portfolio loans, compared to 0.67% of total portfolio loans at December 31, 2025. These loans continue to accrue interest because they are both well-secured and in the process of collection. Loans 90 days or more past due, excluding non-accruals, decreased $21.6 million and represented 0.08% of total portfolio loans at March 31, 2026 as compared to 0.20% at December 31, 2025.

ALLOWANCE FOR CREDIT LOSSES - LOANS AND LOAN COMMITMENTS

As of March 31, 2026, the total allowance for credit losses – loans and commitments were $217.2 million, of which $210.0 million related to loans and $7.2 million related to loan commitments. The allowance for credit losses – loans was 1.10% of total portfolio loans as of March 31, 2026, compared to 1.14% as of December 31, 2025. The allowance for credit losses – loans individually-evaluated increased $1.7 million from December 31, 2025 to March 31, 2026. On March 31, 2026, the population of individually-evaluated loans consisted of eight relationships, with a total outstanding loan balance of $67.7 million. The allowance for loans collectively-evaluated decreased from December 31, 2025 to March 31, 2026 by $10.4 million, primarily due to changes in macroeconomic conditions over the one‑year forecast period and improvements in qualitative factors. As of March 31, 2026, PCD loans from the PFC acquisition accounted for $6.6 million of the allowance for loans collectively-evaluated. The allowance for credit losses- loan commitments was $7.2 million at March 31, 2026 as compared to $7.0 million as of December 31, 2025, and is included in other liabilities on the Consolidated Balance Sheets.

The allowance for credit losses by loan category, presented in Note 4, “Loans and the Allowance for Credit Losses” of the Consolidated Financial Statements, summarizes the impact of changes in various factors that affect the allowance for loan losses in each segment of the portfolio. The allowance for credit losses under the current expected credit losses ("CECL") methodology is calculated utilizing the probability of default (“PD”) and loss given default (“LGD”) approach, which is then discounted to net present value. PD is the probability the asset will default within a given time frame and LGD is the percentage of the asset not expected to be collected due to default. The primary macroeconomic drivers of the quantitative model include forecasts of national unemployment and interest rates, as well as modeling adjustments for changes in prepayment speeds, portfolio mix, concentrations and loan growth. At March 31, 2026, the primary drivers of the allowance were changes in macroeconomic conditions over the one year forecast period and improvements in certain qualitative factors. The unemployment forecast was based upon a probability weighted approach which is designed to incorporate economic forecasts from a baseline, upside and downside economy in the loss projection. At March 31, 2026, Wesbanco applied a one-year forecast and immediately reverted to historical losses. The national unemployment rate was projected to be 4.8% as of March 31, 2026 and subsequently increase to an average of 5.2% over the remainder of the one-year forecast period.

Table 10 summarizes the allocation of the allowance for credit losses to each category of the loan portfolio.

TABLE 10. ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES – LOANS AND LOAN COMMITMENTS

(unaudited, dollars in thousands)	March 31, 2026	Percent of Total	December 31, 2025	Percent of Total
Allowance for credit losses - loans:
Commercial real estate - land and construction	$8,955	4.1	$10,707	4.7
Commercial real estate - improved property	93,882	43.3	96,714	42.9
Commercial and industrial	64,522	29.7	64,932	28.8
Residential real estate	31,092	14.3	33,416	14.8
Home equity	2,260	1.0	2,383	1.1
Consumer	7,581	3.5	8,742	3.9
Deposit account overdrafts	1,731	0.8	1,855	0.7
Total allowance for credit losses - loans	$210,023	96.7	$218,749	96.9
Allowance for credit losses - loan commitments:
Commercial real estate - land and construction	$5,151	2.4	$5,499	2.5
Commercial real estate - improved property	—	—	—	—
Commercial and industrial	1,173	0.5	552	0.2
Residential real estate	861	0.4	890	0.4
Home equity	—	—	—	—
Consumer	27	—	9	—
Total allowance for credit losses - loan commitments	7,212	3.3	6,950	3.1
Total allowance for credit losses - loans and loan commitments	$217,235	100.0	$225,699	100.0

Although the allowance for credit losses is allocated as described in Table 10, the total allowance is available to absorb actual losses in any category of the loan portfolio. However, differences between management’s estimation of probable losses and actual net charge-offs in subsequent periods for any category may necessitate future adjustments to the allowance for credit losses applicable to the category. Management believes the allowance for credit losses is appropriate to absorb expected losses at March 31, 2026.

DEPOSITS

TABLE 11. DEPOSITS

(unaudited, dollars in thousands)	March 31, 2026	December 31, 2025	$ Change	% Change
Deposits
Non-interest bearing demand	$5,223,034	$5,376,767	$(153,733)	(2.9)
Interest bearing demand	5,505,382	5,186,880	318,502	6.1
Money market	4,904,510	5,072,039	(167,529)	(3.3)
Savings deposits	3,306,044	3,157,782	148,262	4.7
Certificates of deposit	2,729,304	2,875,372	(146,068)	(5.1)
Total deposits	$21,668,274	$21,668,840	$(566)	(0.0)

Deposits, which represent Wesbanco’s primary source of funds, are offered in various account forms at various rates through Wesbanco’s 226 financial centers. The FDIC insures deposits up to $250,000 per account owner.

Total deposits were virtually unchanged during the first three months of 2026. Savings deposits and demand deposits increased 4.7% and 1.6%, respectively, which were partially offset by a 3.3% decrease in money market deposits. Deposit balances were impacted by bonus and royalty payments for Marcellus and Utica shale gas payments from energy companies in Wesbanco’s southwestern Pennsylvania, eastern Ohio and northern West Virginia markets. In addition, Wesbanco also participates in the Insured Cash Sweep ("ICS®") deposit program. ICS® reciprocal balances totaled $2.4 billion and $2.2 billion at March 31, 2026 and December 31, 2025, respectively. In addition, ICS® one-way buys totaled $50.1 million and $100.2 million at March 31, 2026 and December 31, 2025, respectively.

Certificates of deposit decreased 5.1% from December 31, 2025 to March 31, 2026 due primarily to a decrease in higher cost certificates of deposit. Wesbanco does not generally solicit brokered or other deposits out-of-market or over the internet but does participate in the Certificate of Deposit Account Registry Services ("CDARS®") program. CDARS® balances totaled $75.3 million in outstanding balances at March 31, 2026, of which $0.9 million represented one-way buys, compared to $73.1 million in total outstanding balances, of which $0.9 million represented one-way buys, at December 31, 2025. Certificates of deposit greater than $250,000 were approximately $783.8 million at March 31, 2026 compared to $842.3 million at December 31, 2025. Certificates of deposit totaling approximately $2.5 billion at March 31, 2026 with a cost of 3.37% are scheduled to mature within the next 12 months. From time to time, the Bank may offer special promotions or match competitor rates on certain certificates of deposit maturities and savings products based on competition, sales strategies, liquidity needs and wholesale borrowing costs.

BORROWINGS

TABLE 12. BORROWINGS

(unaudited, dollars in thousands)	March 31, 2026	December 31, 2025	$ Change	% Change
Federal Home Loan Bank Borrowings	$975,000	$1,200,000	$(225,000)	(18.8)
Other short-term borrowings	114,068	110,679	3,389	3.1
Subordinated debt and junior subordinated debt	308,683	308,529	154	0.0
Total	$1,397,751	$1,619,208	$(221,457)	(13.7)

While borrowings are a significant source of funding for Wesbanco, they are less significant as compared to total deposits. FHLB borrowings decreased $0.2 billion from December 31, 2025 to March 31, 2026 as $1.1 billion in maturities were partially offset by $0.9 billion in new advances. The average cost of maturing FHLB advances for the first three months of 2026 was 3.91% while the average cost of new borrowings was 3.87%.

Other short-term borrowings, which may consist of federal funds purchased, repurchase agreements and overnight sweep checking accounts were $114.1 million at March 31, 2026, compared to $110.7 million at December 31, 2025. There were no outstanding federal funds purchased at either March 31, 2026 or December 31, 2025.

CAPITAL RESOURCES

Shareholders' equity increased $38.7 million or 1.0% from December 31, 2025, to $4.1 billion at March 31, 2026. The increase resulted from $88.6 million in net earnings for the three months ended March 31, 2026, which was partially offset by the declaration of common and preferred shareholder dividends totaling $36.2 million and $4.2 million, respectively, and a $13.9 million other comprehensive income loss for the three months ended March 31, 2026. Wesbanco also increased its quarterly dividend rate $0.01 per quarter to $0.38 per share in November 2025, representing a 2.7% increase over the prior quarterly rate and a cumulative 171% increase since 2010.

Wesbanco did not purchase any shares of its common stock on the open market during the three-month period ended March 31, 2026 under the current share repurchase authorization. At March 31, 2026, the remaining shares authorized to be purchased under the last approved repurchase plan totaled 909,716 shares.

Regulatory guidelines require bank holding companies and commercial banks to maintain certain minimum capital ratios and define companies as “well capitalized” that sufficiently exceed the minimum ratios. At March 31, 2026, regulatory capital levels for both the Bank and Wesbanco were substantially greater than the minimum amounts needed to be considered “well capitalized” under the regulations. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to Wesbanco. As of March 31, 2026, under FDIC regulations, Wesbanco could receive, without prior regulatory approval, a dividend of approximately $365.6 million from the Bank.

The following table summarizes risk-based capital amounts and ratios for Wesbanco and the Bank for the periods indicated:

			March 31, 2026			December 31, 2025
	Minimum	Well-			Minimum			Minimum
(unaudited, dollars in thousands)	Value(1)	Capitalized(2)	Amount	Ratio	Amount(1)	Amount	Ratio	Amount(1)
Wesbanco, Inc.
Tier 1 leverage	4.00%	N/A	$2,503,353	9.63%	$1,039,385	$2,443,411	9.42%	$1,037,948
Common equity Tier 1	4.50%	N/A	2,279,166	10.67%	960,859	2,219,224	10.37%	963,091
Tier 1 capital to risk-weighted assets	6.00%	6.00%	2,503,353	11.72%	1,281,145	2,443,411	11.42%	1,284,121
Total capital to risk-weighted assets	8.00%	10.00%	3,030,071	14.19%	1,708,194	2,978,585	13.92%	1,712,162
Wesbanco Bank, Inc.
Tier 1 leverage	4.00%	5.00%	$2,622,343	10.10%	$1,038,250	$2,571,964	9.92%	$1,036,779
Common equity Tier 1	4.50%	6.50%	2,622,343	12.32%	958,160	2,571,964	12.06%	959,751
Tier 1 capital to risk-weighted assets	6.00%	8.00%	2,622,343	12.32%	1,277,547	2,571,964	12.06%	1,279,668
Total capital to risk-weighted assets	8.00%	10.00%	2,840,119	13.34%	1,703,396	2,798,197	13.12%	1,706,224
(1)
Minimum requirements to remain adequately capitalized. Amounts and ratios shown do not include the impact of a capital conservation buffer of 2.50%.
(2)
Reflects the well-capitalized standard under Regulation Y for Wesbanco, Inc. and the prompt corrective action framework for Wesbanco Bank, Inc.

LIQUIDITY RISK

Liquidity is defined as a financial institution’s capacity to meet its cash and collateral obligations at a reasonable cost. Liquidity risk is the risk that an institution’s financial condition or overall safety and soundness is adversely affected by an inability, or perceived inability, to meet its obligations. An institution’s obligations, and the funding sources to meet them, depend significantly on its business mix, balance sheet structure, and the cash flows of its on- and off-balance sheet obligations. Institutions confront various internal and external situations that can give rise to increased liquidity risk including funding mismatches, market constraints on funding sources, contingent liquidity events, changes in economic conditions, and exposure to credit, market, operation, legal and reputation risk. Wesbanco actively manages liquidity risk through its ability to provide adequate funds to meet changes in loan demand, unexpected outflows in deposits and other borrowings as well as to take advantage of market opportunities and meet operating cash needs. This is accomplished by maintaining liquid assets in the form of securities, sufficient borrowing capacity and a stable core deposit base. Liquidity is centrally monitored by Wesbanco’s Asset/Liability Committee (“ALCO”) which includes senior management representatives and reports to the Board of Directors ("BOD") through the board-level Enterprise Risk Management Committee.

Wesbanco determines the degree of required liquidity by the relationship of total holdings of liquid assets to potential funding needs to meet unexpected deposit losses and/or loan demands. The ability to quickly convert assets to cash at a minimal loss is a primary function of managing Wesbanco’s investment portfolio. Wesbanco believes its cash flow from the loan portfolio, the investment portfolio, and other sources adequately meet its liquidity requirements. Wesbanco’s net loans to assets ratio was 68.7% at March 31, 2026 and deposit balances funded 78.8% of assets.

The following table lists the sources of liquidity from assets at March 31, 2026 expected within the next year:

(unaudited, in thousands)
Cash and cash equivalents	$960,410
Securities with a maturity date within the next year and callable securities	699,027
Projected payments and prepayments on mortgage-backed securities and collateralized mortgage obligations (1)	508,528
Loans held for sale	59,281
Accruing loans scheduled to mature	2,742,243
Normal loan repayments	2,547,901
Total sources of liquidity expected within the next year	$7,517,390
(1)
Projected prepayments are based on current prepayment speeds.

Deposit cash flows are another principal factor affecting overall Wesbanco liquidity. Deposits totaled $21.7 billion at March 31, 2026. Deposit cash flows are impacted by current interest rates, products and rates offered by Wesbanco versus various forms of competition, as well as customer behavior. Certificates of deposit scheduled to mature within one year totaled $2.5 billion at March 31, 2026, with a weighted average cost of 3.67%, which includes jumbo regular certificates of deposit totaling $1.5 billion with a weighted-average cost of 3.48%, and jumbo CDARS® certificates of deposit of $67.3 million with a weighted-average cost of 3.60%. Wesbanco had $0.9 million in brokered one-way buys at March 31, 2026.

Uninsured deposits, as reported for regulatory purposes, totaled $7.0 billion at March 31, 2026, or 32% of total deposits. Uninsured deposits include $2.4 billion of public funds deposits that are over the FDIC-insured limit. Wesbanco secures these public funds deposits by pledging investment securities with a market value at or above the deposit balance. Excluding these public funds, at March 31, 2026, uninsured deposits were $4.6 billion, or 21% of total deposits. Wesbanco maintains a line of credit with the FHLB as an additional funding source. Available credit with the FHLB approximated $6.8 billion at both March 31, 2026 and December 31, 2025. The FHLB requires securities to be specifically pledged to the FHLB and maintained in a FHLB-approved custodial arrangement if the member wishes to include such securities in the maximum borrowing capacity calculation. Wesbanco has elected not to specifically pledge to the FHLB unpledged securities. Wesbanco can also use this line of credit for pledging collateral to cover public funds deposits, as an alternative to pledging securities from the investment portfolio. At March 31, 2026, the Bank had unpledged available-for-sale securities with an estimated fair value of $879.0 million, or 27.1% of the total available-for-sale portfolio. A portion of these securities could be sold for additional liquidity, or such securities could be pledged to secure additional FHLB borrowings. Approximately 61% of the portfolio is pledged to public deposit customers. Wesbanco monitors exposure to public funds deposits in relation to pledging requirements and provides ICS® deposits via IntraFi® as a solution for a portion of new and existing public fund depositors. In addition, at March 31, 2026, the Bank had unpledged held-to-maturity securities with an estimated fair value of $624.0 million. Approximately 99%, or $619.9 million of these securities are municipal securities, which can only be pledged in limited circumstances. Generally, these securities cannot be sold without tainting the remainder of the held-to-maturity portfolio. If tainting occurs, all remaining securities with the held-to-maturity designation would be required to be reclassified as available-for-sale, and the held-to-maturity designation would not be available to Wesbanco for a period of time.

Wesbanco participates in the Federal Reserve Bank’s Borrower-in-Custody Program (“BIC”) whereby Wesbanco pledges certain consumer loans as collateral for borrowings. Wesbanco did not have any BIC borrowings outstanding at March 31, 2026. Alternative funding sources may include the utilization of existing overnight lines of credit with third party banks totaling $265.0 million, none of which was outstanding at March 31, 2026, along with seeking other lines of credit, borrowings under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing brokered deposits, or selling securities available-for-sale or certain types of loans.

Other short-term borrowings of $114.1 million at March 31, 2026 consisted of repurchase agreements or overnight sweep checking accounts for large commercial customers. Other short-term borrowings may also include federal funds purchased using the Federal Reserve's discount window or lines of credit with third party banks noted above. The overnight sweep checking accounts require U.S. Government securities to be pledged equal to or greater than the average deposit balance in the related customer accounts.

The principal sources of parent company liquidity are dividends from the Bank and $170.4 million in cash and investments on hand. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to the parent company. As of March 31, 2026, under FDIC and State of West Virginia regulations, Wesbanco could receive, without prior regulatory approval, dividends of approximately

$365.6 million from the Bank. Management believes these are appropriate levels of cash for the parent company given the current environment. Management continuously monitors the adequacy of parent company cash levels and sources of liquidity through the use of metrics that relate current cash levels to historical and forecasted cash inflows and outflows.

Wesbanco had outstanding commitments to extend credit in the ordinary course of business approximating $6.6 billion and $6.3 billion at March 31, 2026 and December 31, 2025, respectively. On a historical basis, only a portion of these commitments will result in an outflow of funds. Please refer to Note 11, “Commitments and Contingent Liabilities” of the Consolidated Financial Statements and the “Loans and Credit Risk” section of this MD&A for additional information.

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

Wesbanco’s ALCO includes senior management representatives and reports to the BOD through the board-level Enterprise Risk Management Committee, and is responsible for monitoring and managing interest rate risk within approved policy limits, utilizing earnings sensitivity simulation and economic value of equity ("EVE") models. These models are highly dependent on various assumptions, which change regularly as the balance sheet composition and market interest rates change. The key assumptions and strategies employed are analyzed, reviewed and documented at least quarterly by the ALCO as well as provided to the Board.

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

Interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a twelve-month period, assuming immediate and sustained market interest rate increases and decreases of 100 - 400 basis points across the entire yield curve, as compared to a flat rate environment or base model. Wesbanco’s current policy limits this exposure for the noted interest rate changes to a reduction of between 7.5% - 20%, or less, of net interest income from the stable rate base model over a twelve-month period. The table below indicates Wesbanco’s interest rate sensitivity at March 31, 2026 and December 31, 2025, assuming the above-noted interest rate changes, as compared to a base model.

TABLE 1. NET INTEREST INCOME SENSITIVITY

Immediate Change in	Percentage Change in
Interest Rates	Net Interest Income from Base over One Year		ALCO
(basis points)	March 31, 2026	December 31, 2025	Guidelines
+300	3.8%	2.9%	(15.0%)
+200	2.6%	2.0%	(10.0%)
+100	1.4%	1.0%	(7.5%)
-100	(2.3%)	(1.7%)	(7.5%)
-200	(4.7%)	(3.8%)	(10.0%)
-300	(6.3%)	(5.4%)	(15.0%)

Net interest income sensitivity changes are slightly higher relative to the prior quarter. This is primarily due to new business loan spread updates and investment portfolio mix impacting down shocks with more liability sensitivity and higher commercial loan prepayment speeds impacting the up shocks with higher asset sensitivity. Sensitivity is also modestly impacted by the current rate and yield curve environment on base case net interest income and the related calculation of immediate parallel rate shock changes in rising and falling rate scenarios. Additional differences typically result from changes in the various earning assets and costing liabilities mix and growth rates, as well as periodic updates of various modeling assumptions. Generally, weighted average interest bearing non-maturity deposit betas utilized in modeling are mid-to-upper 40s in up and down shocks as the banking industry continues to remain highly competitive where funding cost pressures have persisted. Deposit betas, decay rates and loan prepayment speeds are reviewed and adjusted quarterly if appropriate. Indicated model asset sensitivity in rising rate scenarios may be less than anticipated due to slower prepayment speeds, rate floors, below forecast loan yields, spread compression between new asset yields and funding costs, customer requests for negotiated rates, mortgage-related extension risk and other factors. In a decreasing rate environment, asset sensitivity may have greater impact on the margin than currently modeled as prepayment speeds increase, customers refinance or request rate reductions on existing loans, estimated deposit betas do not perform as modeled, or for other reasons not listed.

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

Wesbanco also periodically measures the EVE, which is defined as the market value of tangible equity in various rate scenarios. Generally, changes in the EVE relate to changes in various assets and liabilities, changes in the yield curve, as well as changes in loan prepayment speeds and deposit decay rates. The following table presents these results and Wesbanco’s policy limits as of March 31, 2026 and December 31, 2025. Changes in EVE sensitivity since year-end 2025 relate to the change in market interest rates and their impact upon the fair values of earning assets and costing liabilities.

Immediate Change in	Percentage Change in
Interest Rates	Economic Value of Equity from Base over One Year		ALCO
(basis points)	March 31, 2026	December 31, 2025	Guidelines
+300	(3.0%)	(1.7%)	(30.0%)
+200	(1.5%)	(0.6%)	(20.0%)
+100	(0.4%)	(0.1%)	(10.0%)
-100	(1.3%)	(0.3%)	(10.0%)
-200	(3.6%)	(2.3%)	(20.0%)
-300	(7.3%)	(6.0%)	(30.0%)

The Bank has significant additional borrowing capacity with the FHLB of Pittsburgh, the Federal Reserve Bank of Cleveland and various correspondent banks, and may utilize these funding sources or interest rate swap strategies as necessary to lengthen liabilities, offset mismatches in various asset maturities and manage liquidity. CDARS®, ICS® and other reciprocal deposit networks may be utilized for similar purposes for certain customers seeking higher-yielding instruments or maintaining deposit levels below FDIC insurance limits and to help fund the balance sheet. Significant balance sheet strategies to assist in managing the net interest margin in the current interest rate environment include:

•	increasing total loans, particularly commercial and home equity loans that have variable or adjustable features;
•	adjusting the percentage of sales of longer-term residential mortgage loan production into the secondary market;
•	managing rates on interest bearing deposits and growing demand deposit account types to increase the relative portion of these account types to total deposits;
•	employing back-to-back loan swaps for certain commercial loan customers desiring a term fixed rate loan equivalent, with the Bank receiving a variable rate;
•	adjusting terms for FHLB short-term maturing borrowings to balance asset/liability mismatches; or paying them off with excess liquidity
•	using CDARS®, ICS® and other deposit networks to manage funding needs and overall liability mix; and
•	adjusting the size, mix or duration of the investment portfolio as part of liquidity and balance sheet management strategies.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES— Wesbanco’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have concluded that, as a result of the material weakness in the Company's internal control over financial reporting described below, Wesbanco’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), based on their evaluation of these controls and procedures as of the end of the period covered by this Form 10-Q, are not effective to ensure that information required to be disclosed by Wesbanco in the reports it files under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to Wesbanco’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

MATERIAL WEAKNESS IN INTERNAL CONTROL OVER FINANCIAL REPORTING— As reported in Wesbanco’s Annual Report on Form 10-K for its fiscal year ended December 31, 2025, Wesbanco’s management identified a material weakness in the design and operating effectiveness of controls related to the fair value of assets acquired as part of the Premier Financial Corp. business combination, including a lack of precision and evidence of reviews of the assumptions supporting the fair value of acquired assets. A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of Wesbanco's annual or interim financial statements will not be prevented or detected on a timely basis. Notwithstanding the material weakness, Wesbanco’s Chief Executive Officer and Chief Financial Officer concluded that Wesbanco’s consolidated financial statements included in Wesbanco’s Annual Report on Form 10-K for its fiscal year ended December 31, 2025, as well as prior period financial statements, were fairly stated in all material respects in accordance with generally accepted accounting principles in the United States for each of the periods presented. Therefore, no restatement of any prior period financial statements was required.

REMEDIATION PLAN— To remediate the material weakness described above, with the oversight of the Audit Committee of the Board of Directors, Wesbanco is in the process of implementing the following remediation steps:

•
Wesbanco has engaged independent third party advisors to assess the reasonableness of the control design to ensure inspectable evidence of review is robust.
•
Wesbanco has prepared a remediation plan for the material weakness and performed training with process owners to improve the review process associated with the evaluation of the fair value of acquired assets.

Wesbanco believes that the implementation of the measures described above will contribute toward the remediation of the control deficiencies we have identified and strengthen our overall internal control over financial reporting. As Wesbanco continues to evaluate, and works to improve, its internal control over financial reporting, its management may determine that additional measures to address the identified control deficiencies or modifications to the related remediation plan are necessary. Wesbanco cannot assure you when the material weakness described above will be remediated, nor can it be certain of whether additional remedial actions will be required or the costs of any such actions. Moreover, Wesbanco cannot assure you that additional material weaknesses will not arise in the future.

CHANGES IN INTERNAL CONTROLS— Except for the material weakness and implementation of the remediation measures described above, there have been no changes in Wesbanco's internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2026 as required to be reported by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of March 31, 2026, Wesbanco had one active stock repurchase plan. It was approved by the Board of Directors on February 24, 2022 for 3.2 million shares and provides for shares to be repurchased for general corporate purposes, which may include a subsequent resource for potential acquisitions, shareholder dividend reinvestment and employee benefit plans. The timing, price and quantity of purchases are at the discretion of Wesbanco, and the plan may be discontinued or suspended at any time. The plan has 909,716 shares remaining for repurchase.

Repurchases in the first quarter included those for Wesbanco's 401(k) and dividend reinvestment plans, as well as to facilitate a stock compensation transaction.

The following table presents the monthly share purchase activity during the quarter ended March 31, 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans
Balance at December 31, 2025				911,118

January 1, 2026 to January 31, 2026	32,240	$33.94	—	911,118
February 1, 2026 to February 28, 2026	2,774	$36.58	1,402	909,716
March 1, 2026 to March 31, 2026	1,981	$34.76	—	909,716
Total	36,995	$34.18	1,402	909,716
(1)
Total shares purchased consist of open market purchases transacted in the KSOP for employee benefit and dividend reinvestment plans.
(2)
Consists of open market purchases and shares purchased from employees for the payment of withholding taxes to facilitate a stock compensation transaction.

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the three months ended March 31, 2026, none of our directors or executive officers adopted, modified or terminated any Rule 10b5-1 trading arrangement or any “non-Rule 10b5-1 trading arrangement, as those terms are defined in Item 408 of Regulation S-K.”

ITEM 6. EXHIBITS

10.1	Wesbanco, Inc. 2026 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 16, 2026).

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESBANCO, INC.

Date: April 30, 2026	/s/ Jeffrey H. Jackson
Jeffrey H. Jackson
President and Chief Executive Officer (Principal Executive Officer)

Date: April 30, 2026	/s/ Daniel K. Weiss, Jr.
Daniel K. Weiss, Jr.
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)