Form 10-Q
period 2026-06-30
WESBANCO INC
filed 2026-07-30
CIK 203596

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 23, 2026, there were 95,905,889 shares of Wesbanco, Inc. common stock, $2.0833 par value, outstanding.

WESBANCO, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WESBANCO, INC. CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(unaudited, in thousands, except shares)	2026	2025
ASSETS
Cash and due from banks, including interest bearing amounts of $644,813 and $751,249, respectively	$871,774	$956,109
Securities:
Equity securities, at fair value	19,060	30,809
Available-for-sale debt securities, at fair value	3,312,972	3,288,332
Held-to-maturity debt securities (fair values of $1,005,725 and $1,035,957, respectively)	1,107,751	1,132,114
Allowance for credit losses, held-to-maturity debt securities	(165)	(168)
Net held-to-maturity debt securities	1,107,586	1,131,946
Total securities	4,439,618	4,451,087
Loans held for sale	57,318	87,454
Portfolio loans, net of unearned income	19,478,966	19,226,432
Allowance for credit losses - loans	(217,775)	(218,749)
Net portfolio loans	19,261,191	19,007,683
Premises and equipment, net	248,200	263,240
Accrued interest receivable	102,342	106,651
Goodwill and other intangible assets, net	1,709,084	1,723,385
Bank-owned life insurance	562,297	557,512
Other assets	545,093	543,212
Total Assets	$27,796,917	$27,696,333
LIABILITIES
Deposits:
Non-interest bearing demand	$5,287,995	$5,376,767
Interest bearing demand	5,364,937	5,186,880
Money market	5,012,414	5,072,039
Savings deposits	3,335,823	3,157,782
Certificates of deposit	2,591,047	2,875,372
Total deposits	21,592,216	21,668,840
Federal Home Loan Bank borrowings	1,350,000	1,200,000
Other short-term borrowings	88,419	110,679
Subordinated debt and junior subordinated debt	308,837	308,529
Total borrowings	1,747,256	1,619,208
Accrued interest payable	17,567	19,150
Other liabilities	330,193	357,222
Total Liabilities	23,687,232	23,664,420
SHAREHOLDERS' EQUITY
Preferred stock, no par value, 1,000,000 shares authorized; 230,000 shares 7.375% non-cumulative perpetual preferred stock, Series B, liquidation preference $230.0 million, issued and outstanding at June 30, 2026 and December 31, 2025, respectively	224,187	224,187
Common stock, $2.0833 par value; 200,000,000 shares authorized; 96,191,910 and 96,067,559 shares issued; 95,869,209 and 96,067,559 shares outstanding at June 30, 2026 and December 31, 2025, respectively	200,396	200,137
Capital surplus	2,498,629	2,490,440
Retained earnings	1,352,870	1,252,765
Treasury stock (322,701 and 0 shares - at cost, respectively)	(10,924)	—
Accumulated other comprehensive loss	(153,157)	(133,320)
Deferred benefits for directors	(2,316)	(2,296)
Total Shareholders' Equity	4,109,685	4,031,913
Total Liabilities and Shareholders' Equity	$27,796,917	$27,696,333

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited, in thousands, except shares and per share amounts)	2026	2025	2026	2025
INTEREST AND DIVIDEND INCOME
Loans, including fees	$287,916	$290,104	$568,904	$508,512
Interest and dividends on securities:
Taxable	32,083	31,066	63,526	53,314
Tax-exempt	4,833	4,616	9,657	9,145
Total interest and dividends on securities	36,916	35,682	73,183	62,459
Other interest income	8,219	10,596	16,587	18,643
Total interest and dividend income	333,051	336,382	658,674	589,614
INTEREST EXPENSE
Interest bearing demand deposits	30,567	30,405	59,935	59,782
Money market deposits	33,650	36,287	65,804	57,422
Savings deposits	11,029	8,670	21,147	16,029
Certificates of deposit	20,590	21,442	43,181	39,999
Total interest expense on deposits	95,836	96,804	190,067	173,232
Federal Home Loan Bank borrowings	10,390	16,683	21,705	29,718
Other short-term borrowings	565	816	1,163	1,938
Subordinated debt and junior subordinated debt	4,098	5,310	8,177	9,438
Total interest expense	110,889	119,613	221,112	214,326
NET INTEREST INCOME	222,162	216,769	437,562	375,288
Provision for credit losses	9,185	3,218	8,288	72,101
Net interest income after provision for credit losses	212,977	213,551	429,274	303,187
NON-INTEREST INCOME
Trust fees	9,830	9,657	20,272	18,355
Service charges on deposits	11,546	10,484	22,507	19,070
Digital banking income	7,410	7,325	14,008	12,730
Net swap fee and valuation income	3,135	746	4,197	1,706
Net securities brokerage revenue	3,670	3,348	7,142	6,049
Bank-owned life insurance	4,317	3,450	8,127	6,878
Mortgage banking income	1,055	2,364	1,974	3,504
Net securities gains	1,644	1,410	1,631	1,092
Net gains on other real estate owned and other assets	2,036	111	2,583	71
Other income	8,989	5,062	13,021	9,167
Total non-interest income	53,632	43,957	95,462	78,622
NON-INTEREST EXPENSE
Salaries and wages	66,402	60,153	130,366	108,730
Employee benefits	19,148	18,857	36,759	31,827
Net occupancy	7,863	8,119	16,393	15,897
Equipment and software	15,640	17,140	31,317	30,190
Marketing	2,271	1,864	3,798	4,246
FDIC insurance	4,168	5,479	8,951	9,666
Amortization of intangible assets	7,141	9,204	14,301	13,427
Restructuring and merger-related expense	1,003	41,056	4,716	61,066
Other operating expenses	25,450	24,663	49,187	45,451
Total non-interest expense	149,086	186,535	295,788	320,500
Income before provision for income taxes	117,523	70,973	228,948	61,309
Provision for income taxes	24,846	13,558	47,635	12,886
Net income	92,677	57,415	181,313	48,423
Preferred stock dividends	4,240	2,531	8,481	5,063
Net income available to common shareholders	$88,437	$54,884	$172,832	$43,360
EARNINGS PER COMMON SHARE
Basic	$0.92	$0.57	$1.80	$0.50
Diluted	$0.91	$0.57	$1.79	$0.50
AVERAGE COMMON SHARES OUTSTANDING
Basic	96,028,958	95,744,980	96,066,022	86,339,970
Diluted	96,703,880	95,808,310	96,506,410	86,466,701
DIVIDENDS DECLARED PER COMMON SHARE	$0.38	$0.37	$0.76	$0.74

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited, in thousands)	2026	2025	2026	2025
Net income	$92,677	$57,415	$181,313	$48,423
Debt securities available-for-sale:
Net change in unrealized (losses) gains on debt securities available-for-sale	(7,034)	24,533	(24,420)	61,558
Related income tax effect	1,624	(7,103)	5,632	(15,992)
Net securities gains reclassified into earnings	(101)	(9)	(137)	(50)
Related income tax effect	23	3	32	14
Amortization of state tax rate adjustment reclassified to earnings	(243)	(210)	(486)	(267)
Net effect on other comprehensive (loss) income for the period	(5,731)	17,214	(19,379)	45,263
Defined benefit plans:
Amortization of net gain and prior service costs	(300)	(194)	(594)	(366)
Related income tax effect	69	46	136	91
Net effect on other comprehensive (loss) income for the period	(231)	(148)	(458)	(275)
Total other comprehensive (loss) income	(5,962)	17,066	(19,837)	44,988
Comprehensive income	$86,715	$74,481	$161,476	$93,411

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	For the Three Months Ended June 30, 2026 and 2025
							Accumulated
	Preferred	Common Stock					Other	Deferred
(unaudited, in thousands, except	Stock	Shares		Capital	Retained	Treasury	Comprehensive	Benefits for
shares and per share amounts)	Amount	Outstanding	Amount	Surplus	Earnings	Stock	Income (Loss)	Directors	Total
March 31, 2026	$224,187	96,134,158	$200,276	$2,495,091	$1,300,628	$—	$(147,195)	$(2,379)	$4,070,608
Net income	—	—	—	—	92,677	—	—	—	92,677
Other comprehensive loss	—	—	—	—	—	—	(5,962)	—	(5,962)
Comprehensive income	—	—	—	—	—	—	—	—	86,715
Common dividends declared ($0.38 per share)	—	—	—	—	(36,175)	—	—	—	(36,175)
Preferred dividends declared ($18.436 per share)	—	—	—	—	(4,240)	—	—	—	(4,240)
Stock issued for dividend reinvestment	—	9,615	20	—	(20)	—	—	—	—
Treasury shares acquired	—	(369,051)	—	(101)	—	(12,462)	—	—	(12,563)
Stock options exercised	—	60,650	30	108	—	1,538	—	—	1,676
Restricted stock granted	—	33,837	70	(70)	—	—	—	—	—
Stock compensation expense	—	—	—	3,716	—	—	—	—	3,716
Deferred benefits for directors - net	—	—	—	(115)	—	—	—	63	(52)
June 30, 2026	$224,187	95,869,209	$200,396	$2,498,629	$1,352,870	$(10,924)	$(153,157)	$(2,316)	$4,109,685

March 31, 2025	$144,484	95,672,204	$199,313	$2,485,223	$1,145,396	$—	$(190,710)	$(2,127)	$3,781,579
Net income	—	—	—	—	57,415	—	—	—	57,415
Other comprehensive loss	—	—	—	—	—	—	17,066	—	17,066
Comprehensive loss	—	—	—	—	—	—	—	—	74,481
Common dividends declared ($0.37 per share)	—	—	—	—	(35,221)	—	—	—	(35,221)
Preferred dividends declared ($16.875 per share)	—	—	—	—	(2,532)	—	—	—	(2,532)
Stock issued for dividend reinvestment	—	—	—	—	—	—	—	—	—
Treasury shares acquired	—	(51,198)	—	—	—	—	—	—	—
Stock options exercised	—	5,625	6	54	—	—	—	—	60
Restricted stock granted	—	359,392	648	(2,206)	—	—	—	—	(1,558)
Stock compensation expense	—	—	—	2,477	—	—	—	—	2,477
Deferred benefits for directors - net	—	—	—	(90)	—	—	—	24	(66)
June 30, 2025	$144,484	95,986,023	$199,967	$2,485,458	$1,165,058	$—	$(173,644)	$(2,103)	$3,819,220

	For the Six Months Ended June 30, 2026 and 2025
							Accumulated
	Preferred	Common Stock					Other	Deferred
(unaudited, in thousands, except	Stock	Shares		Capital	Retained	Treasury	Comprehensive	Benefits for
shares and per share amounts)	Amount	Outstanding	Amount	Surplus	Earnings	Stock	Loss	Directors	Total
December 31, 2025	$224,187	96,067,559	$200,137	$2,490,440	$1,252,765	$—	$(133,320)	$(2,296)	$4,031,913
Net income	—	—	—	—	181,313	—	—	—	181,313
Other comprehensive loss	—	—	—	—	—	—	(19,837)	—	(19,837)
Comprehensive income	—	—	—	—	—	—	—	—	161,476
Common dividends declared ($0.76 per share)	—	—	—	—	(72,382)	—	—	—	(72,382)
Preferred dividends declared ($18.436 per share)	—	—	—	—	(8,481)	—	—	—	(8,481)
Stock issued for dividend reinvestment	—	19,586	20	—	(345)	325	—	—	—
Treasury shares acquired	—	(382,825)	—	295	—	(12,909)	—	—	(12,614)
Stock options exercised	—	109,700	132	1,386	—	1,538	—	—	3,056
Restricted stock granted	—	55,189	107	(229)	—	122	—	—	—
Stock compensation expense	—	—	—	6,841	—	—	—	—	6,841
Deferred benefits for directors - net	—	—	—	(104)	—	—	—	(20)	(124)
June 30, 2026	$224,187	95,869,209	$200,396	$2,498,629	$1,352,870	$(10,924)	$(153,157)	$(2,316)	$4,109,685

December 31, 2024	$144,484	66,919,805	$156,985	$1,809,679	$1,192,091	$(292,244)	$(218,632)	$(2,082)	$2,790,281
Net income	—	—	—	—	48,423	—	—	—	48,423
Other comprehensive income	—	—	—	—	—	—	44,988	—	44,988
Comprehensive income	—	—	—	—	—	—	—	—	93,411
Common dividends declared ($0.74 per share)	—	—	—	—	(70,393)	—	—	—	(70,393)
Preferred dividends declared ($16.875 per share)	—	—	—	—	(5,063)	—	—	—	(5,063)
Stock issued for Premier Financial Corp. ("PFC") acquisition	—	28,738,104	42,326	673,826	—	291,693	—	—	1,007,845
Treasury shares acquired	—	(63,410)	—	325	—	(2,063)	—	—	(1,738)
Stock options exercised	—	32,132	9	(272)	—	1,055	—	—	792
Restricted stock granted	—	359,392	647	(2,206)	—	1,559	—	—	—
Stock compensation expense	—	—	—	4,184	—	—	—	—	4,184
Deferred benefits for directors - net	—	—	—	(78)	—	—	—	(21)	(99)
June 30, 2025	$144,484	95,986,023	$199,967	$2,485,458	$1,165,058	$—	$(173,644)	$(2,103)	$3,819,220

See Notes to Consolidated Financial Statements.

WESBANCO, INC. CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
(unaudited, in thousands)	2026	2025
NET CASH PROVIDED BY OPERATING ACTIVITIES	$184,290	$78,627
INVESTING ACTIVITIES
Net increase in loans held for investment	(209,025)	(251,350)
Available-for-sale debt securities:
Proceeds from sales	22,337	873,835
Proceeds from maturities, prepayments and calls	399,244	264,069
Purchases of securities	(463,257)	(903,886)
Held-to-maturity debt securities:
Proceeds from maturities, prepayments and calls	23,831	18,538
Purchases of securities	—	(4,279)
Purchases of premises and equipment – net	(3,207)	(11,094)
Net cash received from PFC acquisition	—	200,454
Sale of portfolio loans - net	—	73,893
Proceeds from bank owned life insurance	3,342	2,301
Net cash (used in) provided by investing activities	(226,735)	262,481
FINANCING ACTIVITIES
(Decrease) increase in deposits	(76,056)	153,941
Proceeds from Federal Home Loan Bank borrowings	1,250,000	1,175,000
Repayment of Federal Home Loan Bank borrowings	(1,100,000)	(925,000)
Decrease in other short-term borrowings	(22,260)	(88,407)
Principal repayments of finance lease obligations	(2,466)	(2,043)
Dividends paid to common shareholders	(73,069)	(59,697)
Dividends paid to preferred shareholders	(8,481)	(5,063)
Issuance of common stock	1,748	104
Treasury shares purchased - net	(11,306)	(1,050)
Net cash (used in) provided by financing activities	(41,890)	247,785
Net (decrease) increase in cash, cash equivalents and restricted cash	(84,335)	588,893
Cash, cash equivalents and restricted cash at beginning of the period	956,109	568,137
Cash, cash equivalents and restricted cash at end of the period	$871,774	$1,157,030
SUPPLEMENTAL DISCLOSURES
Interest paid on deposits and other borrowings	$222,956	$210,316
Income taxes paid	13,082	21,480
Transfers of loans to other real estate owned	600	—
Transfer of loans held for sale to loans held for investment	31,269	—
Non-cash transactions related to the PFC acquisition	—	1,007,845

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

ASU 2025-08 — Financial Instruments—Credit Losses (Topic 326): Purchased Loans

In November 2025, the FASB issued ASU 2025‑08, “Financial Instruments—Credit Losses (Topic 326): Purchased Loans.” The amendments in this update make significant changes to the accounting for certain acquired seasoned loans subject to the current expected credit losses ("CECL") methodology. The Board decided not to change the existing models for originated assets, purchased credit deteriorated ("PCD") assets or other acquired assets.

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

NOTE 2. EARNINGS PER COMMON SHARE

Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding.

Diluted earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding, adjusted for the dilutive effect of potential common shares issuable for stock options, TSRs, and restricted shares as calculated using the treasury stock method. Adjustments to the weighted average number of shares of common stock outstanding are made only when such adjustments dilute earnings per common share. As of June 30, 2026 and 2025, the potential common shares issuable included in diluted shares outstanding consist of stock options that have an exercise price less than the market price as well as TSR and Performance-Based Restricted Shares that are estimated to be awarded as performance targets were met as of the end of the period. The 2026 diluted shares outstanding also include time-based Restricted Stock Units ("RSU") granted in 2026.

As of June 30, 2026 and 2025, 144,501 and 426,586 options, respectively, to purchase shares were not included in the diluted shares computation because the exercise price was greater than the average market price of a common share; therefore, the effect would be antidilutive.

The following table sets forth the computation of basic and diluted earnings per common share.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited, in thousands, except shares and per share amounts)	2026	2025	2026	2025
Numerator for both basic and diluted earnings per common share:
Net income available to common shareholders	$88,437	$54,884	$172,832	$43,360
Denominator:
Total average basic common shares outstanding	96,028,958	95,744,980	96,066,022	86,339,970
Effect of dilutive stock options and other stock compensation	674,922	63,330	440,388	126,731
Total diluted average common shares outstanding	96,703,880	95,808,310	96,506,410	86,466,701
Earnings per common share - basic	$0.92	$0.57	$1.80	$0.50
Earnings per common share - diluted	$0.91	$0.57	$1.79	$0.50

As previously disclosed, 28,738,104 shares were issued as merger consideration to complete the PFC acquisition on February 28, 2025. To accomplish this, Wesbanco used 8,421,434 shares of Treasury stock and 20,316,670 newly-issued common shares. These shares are included in the average shares outstanding beginning on February 28, 2025.

NOTE 3. SECURITIES

The following table presents the fair value and amortized cost of available-for-sale and held-to-maturity debt securities:

	June 30, 2026				December 31, 2025
(unaudited, in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities
U.S. Treasury	$196,162	$—	$(205)	$195,957	$196,586	$271	$—	$196,857
U.S. Government sponsored entities and agencies	231,655	200	(20,790)	211,065	243,408	212	(20,623)	222,997
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	2,851,623	7,134	(191,438)	2,667,319	2,771,608	15,149	(176,309)	2,610,448
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	57,198	14	(2,612)	54,600	66,043	233	(2,661)	63,615
Asset backed securities	65,186	27	(219)	64,994	69,095	45	(205)	68,935
Obligations of states and political subdivisions	79,240	307	(2,115)	77,432	74,738	412	(1,962)	73,188
Corporate debt securities	40,946	735	(76)	41,605	51,334	1,015	(57)	52,292
Total available-for-sale debt securities	$3,522,010	$8,417	$(217,455)	$3,312,972	$3,472,812	$17,337	$(201,817)	$3,288,332
Held-to-maturity debt securities
U.S. Government sponsored entities and agencies	$2,073	$—	$(142)	$1,931	$2,341	$—	$(134)	$2,207
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	24,445	1	(1,709)	22,737	27,014	2	(1,547)	25,469
Obligations of states and political subdivisions	1,079,259	1,936	(102,155)	979,040	1,100,788	2,137	(96,687)	1,006,238
Corporate debt securities	1,974	43	—	2,017	1,971	72	—	2,043
Total held-to-maturity debt securities (1)	$1,107,751	$1,980	$(104,006)	$1,005,725	$1,132,114	$2,211	$(98,368)	$1,035,957
Total debt securities	$4,629,761	$10,397	$(321,461)	$4,318,697	$4,604,926	$19,548	$(300,185)	$4,324,289

(1) Total held-to-maturity debt securities are presented on the balance sheet net of their allowance for credit losses totaling $0.2 million at June 30, 2026 and December 31, 2025.

Equity securities, of which $16.5 million and $28.2 million at June 30, 2026 and December 31, 2025, respectively, consist of investments in various mutual funds held in grantor trusts formed in connection with the Company’s deferred compensation plan, are recorded at fair value, and totaled $19.1 million and $30.8 million at June 30, 2026 and December 31, 2025, respectively.

The following table presents the amortized cost and fair value of available-for-sale and held-to-maturity debt securities by contractual maturity date at June 30, 2026. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay debt obligations with or without prepayment penalties. Mortgage-backed securities and collateralized mortgage obligations are classified in the table below based on their contractual maturity date; however, regular principal payments and prepayments of principal are received on a monthly basis.

(unaudited, in thousands)	Within One Year	After 1 Year through 5 Years	After 5 Years through 10 Years	After 10 Years	Total
Available-for-sale debt securities:
U.S. Treasury	$196,162	$—	$—	$—	$196,162
U.S. Government sponsored entities and agencies	4,164	87,936	33,029	106,526	231,655
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	70	25,582	291,873	2,534,098	2,851,623
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	2,042	30,296	3,955	20,905	57,198
Asset backed securities	—	—	—	65,186	65,186
Obligations of states and political subdivisions	2,157	37,722	17,676	21,685	79,240
Corporate debt securities	8,992	28,207	3,747	—	40,946
Total available-for-sale debt securities at amortized cost	$213,587	$209,743	$350,280	$2,748,400	$3,522,010
Fair value	$213,302	$202,122	$324,289	$2,573,259	$3,312,972
Weighted-average yield (1)	3.67%	3.38%	2.53%	3.48%	3.39%
Held-to-maturity debt securities:
U.S. Government sponsored entities and agencies	$—	$606	$1,311	$156	$2,073
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	—	2,072	5,030	17,343	24,445
Obligations of states and political subdivisions	13,390	259,424	564,188	242,257	1,079,259
Corporate debt securities	—	1,974	—	—	1,974
Total held-to-maturity debt securities at amortized cost	$13,390	$264,076	$570,529	$259,756	$1,107,751
Fair value	$13,375	$257,544	$512,025	$222,781	$1,005,725
Weighted-average yield (1)	4.05%	3.54%	2.84%	2.96%	3.05%

(1) Weighted-average yields are based on the amortized cost with effective yields weighted for the contractual maturity of each security. Weighted-average yields on tax exempt securities have been calculated on a taxable equivalent basis using the federal statutory tax rate of 21%.

Securities with an aggregate carrying value of $2.8 billion at both June 30, 2026 and December 31, 2025, respectively, were pledged as security for public and trust funds, and securities sold under agreements to repurchase. Proceeds from the sale of available-for-sale securities for the six months ended June 30, 2026 and 2025 totaled $22.3 million and $873.8 million, respectively. Net unrealized losses on available-for-sale securities included in accumulated other comprehensive income, net of tax, as of June 30, 2026 and December 31, 2025 were $159.3 million and $139.5 million, respectively.

The following table presents the gross realized gains and losses on sales and calls of available-for-sale and held-to-maturity debt securities, as well as gains and losses on equity securities from both sales and market adjustments, for the three and six months ended June 30, 2026 and 2025, respectively. All gains and losses presented in the table below are included in the net securities gains line item of the Consolidated Income Statement. For those equity securities relating to the key officer and director deferred compensation plan, the corresponding change in the obligation to the participant is recognized in employee benefits expense.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited, in thousands)	2026	2025	2026	2025
Debt securities:
Gross realized gains	$520	$17	$556	$218
Gross realized losses	(419)	(7)	(419)	(169)
Net gains on debt securities	101	10	137	49
Equity securities:
Net unrealized gains recognized on securities still held	1,543	1,400	1,494	1,043
Net securities gains	$1,644	$1,410	$1,631	$1,092

The corporate and municipal bonds in Wesbanco’s held-to-maturity debt portfolio are analyzed quarterly to determine if an allowance for current expected credit losses is warranted. Wesbanco uses a database of historical financials of all corporate and municipal issuers and actual historic default and recovery rates on rated and non-rated transactions to estimate expected credit losses on an individual security basis. The expected credit losses are adjusted quarterly and are recorded in an allowance for expected credit losses on the balance sheet, which is deducted from the amortized cost basis of the held-to-maturity portfolio as a contra asset. The losses are recorded on the consolidated income statement in the provision for credit losses. Accrued interest receivable on held-to-maturity securities, which was $8.1 million and $8.2 million as of June 30, 2026 and December 31, 2025, respectively, is excluded from the estimate of credit losses. Held-to-maturity investments in U.S. Government sponsored entities and agencies as well as mortgage-backed securities and collateralized mortgage obligations, which are all either issued by a direct governmental entity or a government-sponsored entity, have no historical evidence supporting expected credit losses; therefore, Wesbanco has estimated these losses at zero, and will monitor this assumption in the future for any economic or governmental policies that could affect this assumption.

The following table provides a roll-forward of the allowance for credit losses on held-to-maturity securities for the six months ended June 30, 2026 and 2025:

	Allowance for Credit Losses By Category
	For the Six Months Ended June 30, 2026 and 2025

	Obligations of
	states and	Corporate
	political	debt
(unaudited, in thousands)	subdivisions	Securities	Total
Balance at December 31, 2025	$155	$13	$168
Current period provision (1)	—	(3)	(3)
Balance at June 30, 2026	$155	$10	$165
.
Balance at December 31, 2024	$124	$22	$146
Current period provision (1)	17	15	32
Balance at June 30, 2025	$141	$37	$178

(1) The total provision for credit losses on held-to-maturity securities is reported in the Consolidated Statement of Income in the provision for credit losses line item, which also includes the provision for credit losses - loans and loan commitments. For more information on the provision relating to loans and loan commitments, please see Note 4, "Loans and the Allowance for Credit Losses."

The following tables provide information on unrealized losses on available-for-sale debt securities that have been in an unrealized loss position for less than twelve months and twelve months or more, for which an allowance for credit losses has not been recorded, as of June 30, 2026 and December 31, 2025, respectively:

	June 30, 2026
	Less than 12 months			12 months or more			Total
(unaudited, dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
U.S. Treasury	$195,956	$(205)	4	$—	$—	—	$195,956	$(205)	4
U.S. Government sponsored entities and agencies	19,249	(249)	5	180,242	(20,541)	41	199,491	(20,790)	46
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	836,528	(9,663)	179	1,222,630	(181,775)	356	2,059,158	(191,438)	535
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	10,967	(75)	2	39,490	(2,537)	16	50,457	(2,612)	18
Asset backed securities	43,998	(121)	9	11,635	(98)	3	55,633	(219)	12
Obligations of states and political subdivisions	17,340	(73)	26	20,630	(2,042)	26	37,970	(2,115)	52
Corporate debt securities	6,440	(50)	6	7,466	(26)	2	13,906	(76)	8
Total temporarily impaired securities	$1,130,478	$(10,436)	231	$1,482,093	$(207,019)	444	$2,612,571	$(217,455)	675

	December 31, 2025
	Less than 12 months			12 months or more			Total
(dollars in thousands)	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities	Fair Value	Unrealized Losses	# of Securities
U.S. Treasury	$—	$—	—	$—	$—	—	$—	$—	—
U.S. Government sponsored entities and agencies	8,252	(109)	3	189,841	(20,514)	42	198,093	(20,623)	45
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	245,766	(1,340)	59	1,307,219	(174,969)	430	1,552,985	(176,309)	489
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	—	—	—	48,325	(2,661)	18	48,325	(2,661)	18
Asset backed securities	4,168	(124)	8	23,806	(1,838)	33	27,974	(1,962)	41
Obligations of states and political subdivisions	58,042	(205)	11	—	—	—	58,042	(205)	11
Corporate debt securities	11,050	(55)	8	5,484	(2)	2	16,534	(57)	10
Total temporarily impaired securities	$327,278	$(1,833)	89	$1,574,675	$(199,984)	525	$1,901,953	$(201,817)	614

Unrealized losses on debt securities in the tables above represent temporary fluctuations resulting from changes in market rates in relation to fixed yields. Unrealized losses in the available-for-sale portfolio are accounted for as an adjustment, net of taxes, to other comprehensive income in shareholders’ equity. Wesbanco does not believe the securities presented above are impaired due to reasons of credit quality, as substantially all debt securities are rated above investment grade and all are paying principal and interest according to their contractual terms. Wesbanco does not intend to sell, nor is it more likely than not that it will be required to sell, loss position securities prior to recovery of their cost; therefore, management believes the unrealized losses detailed above do not require an allowance for credit losses relating to these securities to be recognized. Securities that do not have readily determinable fair values and for which Wesbanco does not exercise significant influence are carried at cost. Cost method investments consist primarily of Federal Home Loan Bank ("FHLB") stock totaling $69.4 million and $58.5 million at June 30, 2026 and December 31, 2025, respectively, and are included in other assets on the Consolidated Balance Sheet. Cost method investments are evaluated for impairment whenever events or circumstances suggest that their carrying value may not be recoverable.

NOTE 4. LOANS AND THE ALLOWANCE FOR CREDIT LOSSES

The recorded investment in loans is presented in the Consolidated Balance Sheet net of deferred loan fees, costs, and discounts on purchased loans. Net deferred loan costs were $15.1 million and $13.9 million at June 30, 2026 and December 31, 2025, respectively. The unaccreted discount on purchased loans from acquisitions was $274.2 million at June 30, 2026 and $302.4 million at December 31, 2025.

	June 30,	December 31,
(unaudited, in thousands)	2026	2025
Commercial real estate:
Land and construction	$1,505,492	$1,783,637
Improved property	9,587,878	9,155,197
Total commercial real estate	11,093,370	10,938,834
Commercial and industrial	2,949,863	2,863,893
Residential real estate	3,939,813	3,938,585
Home equity	1,191,809	1,129,394
Consumer	304,111	355,726
Total portfolio loans	19,478,966	19,226,432
Loans held for sale	57,318	87,454
Total loans	$19,536,284	$19,313,886

Allowance for Credit Losses

The allowance for credit losses under the current expected credit losses methodology is calculated on non-PCD loans utilizing a probability of default ("PD") and loss given default ("LGD") approach, which is then discounted to net present value. PD is the probability the asset will default within a given time frame and LGD is the percentage of the asset not expected to be collected due to default. The primary macroeconomic drivers of the quantitative model include forecasts of national unemployment and interest rates, as well as modeling adjustments for changes in prepayment speeds, portfolio mix, concentrations and loan growth. At June 30, 2026, the primary drivers of the change in the allowance model calculation from December 31, 2025 were loan growth, changes in macroeconomic variables and prepayment speeds, increases to specific reserves on individually-evaluated loans and an increase in net charge-offs. The forecast was based upon a probability weighted approach which is designed to incorporate loss projections from a baseline, upside and downside economy. Due to the nonlinearity of credit losses to the economy, the asymmetry is best captured by evaluating multiple economic scenarios through a probability weighted approach. At quarter-end, national unemployment was projected to be 4.7%, and subsequently increase to an average of 5.3% over the remainder of the forecast period. In addition to the quantitative and qualitative changes noted above, the allowance is reflective of $8.5 million in net charge-offs recorded during the first six months of 2026. Accrued interest receivable for loans was $83.6 million and $87.8 million at June 30, 2026 and December 31, 2025, respectively. Wesbanco has made an accounting policy election to exclude accrued interest from the measurement of the allowance for credit losses because the Company has a policy in place to reverse or write-off accrued interest when loans are placed on non-accrual. However, due to their unique nature, Wesbanco does have a $0.1 million reserve on the accrued interest related to individually-evaluated loans at June 30, 2026.

The following tables summarize changes in the allowance for credit losses applicable to each category of the loan portfolio:

	Allowance for Credit Losses By Category
	For the Six Months Ended June 30, 2026 and 2025
(unaudited, in thousands)	Commercial Real Estate - Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Overdrafts	Total
Balance at December 31, 2025
Allowance for credit losses - loans	$10,707	$96,714	$64,932	$33,416	$2,383	$8,742	$1,855	$218,749
Allowance for credit losses - loan commitments	5,499	—	552	890	—	9	—	6,950
Total beginning allowance for credit losses - loans and loan commitments	16,206	96,714	65,484	34,306	2,383	8,751	1,855	225,699
Provision for credit losses:
Provision for loan losses	(1,924)	(1,252)	8,983	485	475	549	185	7,501
Provision for loan commitments	676	111	(89)	77	—	15	—	790
Total provision for credit losses - loans and loan commitments (1)	(1,248)	(1,141)	8,894	562	475	564	185	8,291
Charge-offs	—	(977)	(5,972)	(1,308)	(756)	(4,330)	(978)	(14,321)
Recoveries	513	179	2,732	180	204	1,630	408	5,846
Net (charge-offs) recoveries	513	(798)	(3,240)	(1,128)	(552)	(2,700)	(570)	(8,475)
Balance at June 30, 2026
Allowance for credit losses - loans	9,296	94,664	70,675	32,773	2,306	6,591	1,470	217,775
Allowance for credit losses - loan commitments	6,175	111	463	967	—	24	—	7,740
Total ending allowance for credit losses - loans and loan commitments	$15,471	$94,775	$71,138	$33,740	$2,306	$6,615	$1,470	$225,515

Balance at December 31, 2024
Allowance for credit losses - loans	$8,411	$59,828	$42,398	$21,790	$1,235	$3,391	$1,713	$138,766
Allowance for credit losses - loan commitments	5,105	—	—	1,015	—	—	—	6,120
Total beginning allowance for credit losses - loans and loan commitments	13,516	59,828	42,398	22,805	1,235	3,391	1,713	144,886
Initial allowance for credit losses on acquired PCD loans	177	5,951	7,160	3,192	604	3,095	—	20,179
Provision for credit losses:
Provision for loan losses	2,317	34,027	16,833	9,745	959	6,476	1,664	72,021
Provision for loan commitments	254	—	—	(206)	—	—	—	48
Total provision for credit losses - loans and loan commitments (1)	2,571	34,027	16,833	9,539	959	6,476	1,664	72,069
Charge-offs	—	(678)	(3,821)	(412)	(817)	(3,283)	(1,364)	(10,375)
Recoveries	11	116	1,367	199	236	1,038	308	3,275
Net (charge-offs) recoveries (2)	11	(562)	(2,454)	(213)	(581)	(2,245)	(1,056)	(7,100)
Balance at June 30, 2025
Allowance for credit losses - loans	10,916	99,244	63,937	34,514	2,217	10,717	2,321	223,866
Allowance for credit losses - loan commitments	5,359	—	—	809	—	—	—	6,168
Total ending allowance for credit losses - loans and loan commitments	$16,275	$99,244	$63,937	$35,323	$2,217	$10,717	$2,321	$230,034

(1) The total provision for credit losses - loans and loan commitments is reported in the Consolidated Statements of Income in the provision for credit losses line item, which also includes the provision for credit losses on held-to-maturity securities. For more information on the provision relating to held-to-maturity securities, please see Note 3, "Securities."

(2) Charge-offs on the acquired PFC loan portfolio prior to the acquisition totaled $22.7 million and are not included in the table above.

The following tables present the allowance for credit losses and recorded investments in loans by category, as of each period-end:

	Allowance for Credit Losses and Recorded Investment in Loans
(unaudited, in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial and Industrial	Residential Real Estate	Home Equity	Consumer	Deposit Overdrafts	Total
June 30, 2026
Allowance for credit losses:
Loans individually-evaluated	$702	$25,509	$6,965	$—	$—	$—	$—	$33,176
Loans collectively-evaluated	8,594	69,155	63,710	32,773	2,306	6,591	1,470	184,599
Loan commitments (1)	6,175	111	463	967	—	24	—	7,740
Total allowance for credit losses - loans and commitments	$15,471	$94,775	$71,138	$33,740	$2,306	$6,615	$1,470	$225,515

Portfolio loans:
Individually-evaluated for credit losses	$12,210	$60,317	$6,965	$—	$—	$—	$—	$79,492
Collectively-evaluated for credit losses	1,493,282	9,527,561	2,942,898	3,939,813	1,191,809	304,111	—	19,399,474
Total portfolio loans	$1,505,492	$9,587,878	$2,949,863	$3,939,813	$1,191,809	$304,111	$—	$19,478,966

December 31, 2025
Allowance for credit losses:
Loans individually-evaluated	$—	$20,990	$6,918	$—	$—	$—	$—	$27,908
Loans collectively-evaluated	10,707	75,724	58,014	33,416	2,383	8,742	1,855	190,841
Loan commitments (1)	5,499	—	552	890	—	9	—	6,950
Total allowance for credit losses - loans and commitments	$16,206	$96,714	$65,484	$34,306	$2,383	$8,751	$1,855	$225,699

Portfolio loans:
Individually-evaluated for credit losses	$—	$42,010	$6,965	$—	$—	$—	$—	$48,975
Collectively-evaluated for credit losses	1,783,637	9,113,187	2,856,928	3,938,585	1,129,394	355,726	—	19,177,457
Total portfolio loans	$1,783,637	$9,155,197	$2,863,893	$3,938,585	$1,129,394	$355,726	$—	$19,226,432

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

The following tables summarize commercial loans by their assigned risk grade:

	Commercial Loans by Internally Assigned Risk Grade
(unaudited, in thousands)	Commercial Real Estate- Land and Construction	Commercial Real Estate- Improved Property	Commercial & Industrial	Total Commercial Loans
As of June 30, 2026
Pass	$1,452,874	$9,128,363	$2,734,095	$13,315,332
Criticized - compromised	22,398	266,045	142,791	431,234
Classified - substandard	30,220	193,470	72,977	296,667
Classified - doubtful	—	—	—	—
Total	$1,505,492	$9,587,878	$2,949,863	$14,043,233

As of December 31, 2025
Pass	$1,748,260	$8,712,676	$2,736,863	$13,197,799
Criticized - compromised	8,331	320,185	84,552	413,068
Classified - substandard	27,046	122,336	42,478	191,860
Classified - doubtful	—	—	—	—
Total	$1,783,637	$9,155,197	$2,863,893	$13,802,727

Residential real estate, home equity and consumer loans are not assigned internal risk grades other than as required by regulatory guidelines that are based primarily on the age of past due loans. Wesbanco primarily evaluates the credit quality of residential real estate, home equity and consumer loans based on repayment performance and historical loss rates. The aggregate amount of residential real estate, home equity and consumer loans classified as substandard in accordance with regulatory guidelines was $62.7 million at June 30, 2026 and $61.4 million at December 31, 2025, of which $15.3 million and $16.5 million were accruing, for each period, respectively. These loans are not included in the tables above. In addition, $58.5 million and $57.1 million of unfunded commitments on criticized and classified commercial loans are not included in the tables above at June 30, 2026 and December 31, 2025, respectively.

Past Due and Nonperforming Loans

The following tables summarize the age analysis of all categories of loans:

	Age Analysis of Loans
(unaudited, in thousands)	Current	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Total Loans	90 Days or More Past Due and Accruing
As of June 30, 2026
Commercial real estate:
Land and construction	$1,475,666	$1,184	$497	$28,145	$29,826	$1,505,492	$—
Improved property	9,505,496	23,596	7,499	51,287	82,382	9,587,878	5,313
Total commercial real estate	10,981,162	24,780	7,996	79,432	112,208	11,093,370	5,313
Commercial and industrial	2,923,763	2,356	3,510	20,234	26,100	2,949,863	1,150
Residential real estate	3,889,233	956	14,950	34,674	50,580	3,939,813	12,581
Home equity	1,173,135	7,588	2,897	8,189	18,674	1,191,809	2,030
Consumer	298,240	3,967	1,422	482	5,871	304,111	709
Total portfolio loans	19,265,533	39,647	30,775	143,011	213,433	19,478,966	21,783
Loans held for sale	57,318	—	—	—	—	57,318	—
Total loans	$19,322,851	$39,647	$30,775	$143,011	$213,433	$19,536,284	$21,783

Nonperforming loans included above are as follows:
Non-accrual loans	$21,796	$726	$2,308	$121,228	$124,262	$146,058

As of December 31, 2025
Commercial real estate:
Land and construction	$1,755,314	$13,535	$13,956	$832	$28,323	$1,783,637	$—
Improved property	9,090,160	13,462	7,636	43,939	65,037	9,155,197	20,507
Total commercial real estate	10,845,474	26,997	21,592	44,771	93,360	10,938,834	20,507
Commercial and industrial	2,838,247	2,055	7,434	16,157	25,646	2,863,893	777
Residential real estate	3,889,494	738	13,513	34,840	49,091	3,938,585	12,479
Home equity	1,106,652	9,938	4,162	8,642	22,742	1,129,394	2,882
Consumer	345,927	6,119	1,822	1,858	9,799	355,726	1,138
Total portfolio loans	19,025,794	45,847	48,523	106,268	200,638	19,226,432	37,783
Loans held for sale	87,454	—	—	—	—	87,454	—
Total loans	$19,113,248	$45,847	$48,523	$106,268	$200,638	$19,313,886	$37,783

Nonperforming loans included above are as follows:
Non-accrual loans	$19,928	$1,215	$1,956	$68,485	$71,656	$91,584

The following tables summarize nonperforming loans:

	Nonperforming Loans
	June 30, 2026			December 31, 2025
	Unpaid			Unpaid
	Principal	Recorded	Related	Principal	Recorded	Related
(unaudited, in thousands)	Balance (1)	Investment	Allowance	Balance (1)	Investment	Allowance
With no related specific allowance recorded:
Commercial real estate:
Land and construction	$36,308	$16,054	$—	$832	$832	$—
Improved property	35,917	33,345	—	20,883	18,265	—
Commercial and industrial	19,784	13,154	—	12,043	9,133	—
Residential real estate	48,535	36,920	—	44,292	34,332	—
Home equity	13,693	10,163	—	12,673	9,248	—
Consumer	1,334	310	—	2,875	1,326	—
Total nonperforming loans without a specific allowance	155,571	109,946	—	93,598	73,136	—
With a specific allowance recorded:
Commercial real estate:
Land and construction	20,112	12,210	702	—	—	—
Improved property	17,246	16,937	10,233	11,627	11,489	6,377
Commercial and industrial	6,965	6,965	6,965	6,959	6,959	6,918
Residential real estate	—	—	—	—	—	—
Home equity	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total nonperforming loans with a specific allowance	44,323	36,112	17,900	18,586	18,448	13,295
Total nonperforming loans	$199,894	$146,058	$17,900	$112,184	$91,584	$13,295

(1) The difference between the unpaid principal balance and the recorded investment generally reflects amounts that have been previously charged-off, fair market value adjustments on acquired nonperforming loans and capitalized loan origination fees and costs.

	Nonperforming Loans
	For the Three Months Ended				For the Six Months Ended
	June 30, 2026		June 30, 2025		June 30, 2026		June 30, 2025
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
(unaudited, in thousands)	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
With no related specific allowance recorded:
Commercial real estate:
Land and construction	$22,130	$—	$682	$—	$15,031	$—	$454	$—
Improved property	33,316	—	19,689	—	28,299	—	18,432	—
Commercial and industrial	13,449	—	9,450	—	12,010	—	6,932	—
Residential real estate	35,868	—	26,059	—	35,356	—	21,547	—
Home equity	9,998	—	8,108	—	9,748	—	7,474	—
Consumer	670	—	2,962	—	889	—	2,004	—
Total nonperforming loans without a specific allowance	115,431	—	66,950	—	101,333	—	56,843	—
With a specific allowance recorded:
Commercial real estate:
Land and construction	20,112	—	—	—	6,704	—	—	—
Improved property	17,037	—	9,008	—	15,187	—	7,045	—
Commercial and industrial	6,962	—	6,959	—	6,961	—	4,639	—
Total nonperforming loans with a specific allowance	44,111	—	15,967	—	28,852	—	11,684	—
Total nonperforming loans	$159,542	$—	$82,917	$—	$130,185	$—	$68,527	$—

The following table presents the recorded investment in non-accrual loans:

	Non-accrual Loans (1)
	June 30,	December 31,
(unaudited, in thousands)	2026	2025
Commercial real estate:
Land and construction	$28,264	$832
Improved property	50,282	29,754
Total commercial real estate	78,546	30,586
Commercial and industrial	20,119	16,092
Residential real estate	36,920	34,332
Home equity	10,163	9,248
Consumer	310	1,326
Total	$146,058	$91,584

(1) At June 30, 2026, there were sixteen borrowers with loan balances greater than $1.0 million, which totaled $85.9 million, as compared to eleven borrowers with loan balances greater than $1.0 million totaling $35.5 million at December 31, 2025. Total non-accrual loans may include loans that are also restructured for borrowers experiencing financial difficulty. Such loans are also set forth in the following tables.

Financial Difficulty Modifications

Tables in the following section exclude the financial effects of modifications for loans that were paid off or are otherwise no longer in the loan portfolio as of period end. The following table displays the details of portfolio loans that were modified during the three and six months ended June 30, 2026 and 2025 presented by loan category:

	For the Three Months Ended June 30, 2026
(unaudited, in thousands)	Term Extension	Rate Reduction	Payment Delay	Term Extension and Rate Reduction	Total	% of Total by Loan Category
Commercial real estate - land and construction	$—	$—	$—	$—	$—	—
Commercial real estate - improved property	22,615	—	—	—	22,615	0.2
Commercial and industrial	8,297	—	—	—	8,297	0.3
Residential real estate	—	167	—	—	167	—
Home equity	18	—	—	—	18	—
Consumer	—	—	—	—	—	—
Total	$30,930	$167	$—	$—	$31,097	0.2

	For the Three Months Ended June 30, 2025
(unaudited, in thousands)	Term Extension	Rate Reduction	Payment Delay	Term Extension and Rate Reduction	Total	% of Total by Loan Category
Commercial real estate - land and construction	$—	$—	$—	$—	$—	—
Commercial real estate - improved property	—	—	—	—	—	—
Commercial and industrial	1,143	10	—	—	1,153	—
Residential real estate	—	—	2,156	—	2,156	0.1
Home equity	—	—	370	—	370	—
Consumer	—	—	495	—	495	0.1
Total	$1,143	$10	$3,021	$—	$4,174	—

	For the Six Months Ended June 30, 2026
(unaudited, in thousands)	Term Extension	Rate Reduction	Payment Delay	Term Extension and Rate Reduction	Total	% of Total by Loan Category
Commercial real estate - land and construction	$—	$—	$—	$—	$—	—
Commercial real estate - improved property	22,715	—	—	—	22,715	0.2
Commercial and industrial	9,733	—	—	—	9,733	0.3
Residential real estate	—	167	31	—	198	—
Home equity	18	—	—	—	18	—
Consumer	—	—	—	—	—	—
Total	$32,466	$167	$31	$—	$32,664	0.2

	For the Six Months Ended June 30, 2025
(unaudited, in thousands)	Term Extension	Rate Reduction	Payment Delay	Term Extension and Rate Reduction	Total	% of Total by Loan Category
Commercial real estate - land and construction	$24,219	$—	$—	$—	$24,219	1.4
Commercial real estate - improved property	16,090	—	1,490	247	17,827	0.2
Commercial and industrial	5,997	10	59	—	6,066	0.2
Residential real estate	—	—	2,642	—	2,642	0.1
Home equity	—	—	761	—	761	0.1
Consumer	—	—	549	—	549	0.1
Total	$46,306	$10	$5,501	$247	$52,064	0.3

Unfunded loan commitments on financial difficulty modifications ("FDMs") totaled $3.3 million for loans modified during the six months ended June 30, 2026 and $1.7 million for loans modified during the six months ended June 30, 2025. These commitments are not included in the tables above.

The following table summarizes the financial impacts of loan modifications and payment deferrals made to portfolio loans during the three and six months ended June 30, 2026 and 2025, presented by loan category:

	For the Three Months Ended June 30, 2026	For the Three Months Ended June 30, 2025
(unaudited, in thousands)	Weighted-Average Term Extension (in months)	Weighted-Average Term Extension (in months)
Commercial real estate - land and construction	—	—
Commercial real estate - improved property	14	—
Commercial and industrial	5	7
Residential real estate	—	—
Home equity	120	—
Consumer	—	—

	For the Six Months Ended	For the Six Months Ended
	June 30, 2026	June 30, 2025
(unaudited, in thousands)	Weighted-Average Term Extension (in months)	Weighted-Average Term Extension (in months)
Commercial real estate - land and construction	—	6
Commercial real estate - improved property	14	9
Commercial and industrial	6	13
Residential real estate	—	—
Home equity	120	—
Consumer	—	—

The following table summarizes loans with FDMs which defaulted (defined as 90 days past due) within 12 months of the loan being modified during the three and six months ended June 30, 2026 and 2025. Modified loans, including those that have defaulted, are already included in the allowance for credit losses through the various methodologies used to estimate the allowance. As such, no modification to the allowance is recorded specifically due to a modified loan subsequently defaulting.

	For the Three Months Ended June 30, 2026			For the Three Months Ended June 30, 2025
(unaudited, in thousands)	Term Extension	Payment Delay	Total	Term Extension	Payment Delay	Total
Commercial real estate - land and construction	$—	$—	$—	$—	$—	$—
Commercial real estate - improved property	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Residential real estate	—	—	—	—	123	123
Home equity	—	—	—	—	109	109
Consumer	—	—	—	—	80	80
Total loans that subsequently defaulted (1)	$—	$—	$—	$—	$312	$312

	For the Six Months Ended			For the Six Months Ended
	June 30, 2026			June 30, 2025
(unaudited, in thousands)	Term Extension	Payment Delay	Total	Term Extension	Payment Delay	Total
Commercial real estate - land and construction	$—	$—	$—	$—	$—	$—
Commercial real estate - improved property	—	—	—	3,468	—	3,468
Commercial and industrial	190	—	190	—	—	—
Residential real estate	—	—	—	—	123	123
Home equity	—	—	—	—	115	115
Consumer	—	—	—	—	80	80
Total loans that subsequently defaulted (1)	$190	$—	$190	$3,468	$318	$3,786

The following tables present an aging analysis of portfolio loans by loan category that were modified during the twelve months prior to June 30, 2026 and June 30, 2025.

	June 30, 2026
(unaudited, in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
Commercial real estate - land and construction	$—	$—	$—	$—	$—	$—
Commercial real estate - improved property	—	—	19,324	19,324	61,732	81,056
Commercial and industrial	75	—	190	265	9,857	10,122
Residential real estate	—	66	719	785	3,726	4,511
Home equity	25	—	415	440	840	1,280
Consumer	29	—	—	29	428	457
Total modified loans (1)	$129	$66	$20,648	$20,843	$76,583	$97,426

	June 30, 2025
(unaudited, in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due	Current	Total
Commercial real estate - land and construction	$—	$—	$832	$832	$24,218	$25,050
Commercial real estate - improved property	—	1,446	3,468	4,914	74,595	79,509
Commercial and industrial	—	489	6,995	7,484	5,578	13,062
Residential real estate	—	1,039	953	1,992	3,359	5,351
Home equity	297	132	343	772	972	1,744
Consumer	31	88	92	211	454	665
Total modified loans (1)	$328	$3,194	$12,683	$16,205	$109,176	$125,381

(1)
Represents unpaid principal balance net of discounts on purchased loans at period end.

The following tables summarize amortized cost basis loan balances by year of origination and credit quality indicator:

	Loans As of June 30, 2026
	Amortized Cost Basis by Origination Year
(unaudited, in thousands)	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial real estate: land and construction
Risk rating:
Pass	$105,742	$465,284	$264,255	$142,737	$30,404	$89,238	$101,161	$254,053	$1,452,874
Criticized - compromised	—	—	18,736	199	431	81	1,998	953	22,398
Classified - substandard	—	—	197	—	—	1,955	—	28,068	30,220
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$105,742	$465,284	$283,188	$142,936	$30,835	$91,274	$103,159	$283,074	$1,505,492
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate: improved property
Risk rating:
Pass	$930,683	$1,084,845	$612,415	$445,718	$1,354,285	$3,362,282	$214,938	$1,123,197	$9,128,363
Criticized - compromised	119	1,657	23,869	23,268	62,331	83,927	5,783	65,091	266,045
Classified - substandard	—	4,002	8,161	13,160	82,641	63,153	19	22,334	193,470
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$930,802	$1,090,504	$644,445	$482,146	$1,499,257	$3,509,362	$220,740	$1,210,622	$9,587,878
Current-period gross charge-offs	$—	$—	$—	$31	$227	$719	$—	$—	$977

Commercial and industrial
Risk rating:
Pass	$263,215	$337,660	$152,308	$135,620	$252,708	$386,853	$970,691	$235,040	$2,734,095
Criticized - compromised	1,258	1,444	8,755	419	13,488	6,326	98,409	12,692	142,791
Classified - substandard	—	259	27,909	6,341	8,178	13,649	6,377	10,264	72,977
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$264,473	$339,363	$188,972	$142,380	$274,374	$406,828	$1,075,477	$257,996	$2,949,863
Current-period gross charge-offs	$—	$—	$1,892	$909	$1,416	$1,421	$8	$326	$5,972

Residential real estate
Loan delinquency:
Current	$195,801	$268,102	$114,339	$229,837	$692,656	$1,541,441	$—	$847,057	$3,889,233
30-59 days past due	—	—	—	—	—	956	—	—	956
60-89 days past due	—	210	539	1,897	1,651	9,129	—	1,524	14,950
90 days or more past due	—	1,387	2,589	5,483	5,823	14,090	—	5,302	34,674
Total	$195,801	$269,699	$117,467	$237,217	$700,130	$1,565,616	$—	$853,883	$3,939,813
Current-period gross charge-offs	$—	$56	$120	$564	$232	137	$—	$199	$1,308

Home equity
Loan delinquency:
Current	$13,323	$1,227	$4,974	$3,387	$4,518	$25,560	$1,105,970	$14,176	$1,173,135
30-59 days past due	—	359	385	673	626	1,064	4,117	364	7,588
60-89 days past due	—	276	686	433	469	906	—	127	2,897
90 days or more past due	—	317	1,069	1,978	671	3,353	74	727	8,189
Total	$13,323	$2,179	$7,114	$6,471	$6,284	$30,883	$1,110,161	$15,394	$1,191,809
Current-period gross charge-offs	$—	$30	$166	$239	$78	$197	$3	$43	$756

Consumer
Loan delinquency:
Current	$22,805	$38,776	$60,931	$51,842	$56,619	$38,340	$28,903	$24	$298,240
30-59 days past due	18	784	1,043	901	808	379	34	—	3,967
60-89 days past due	14	126	225	295	548	214	—	—	1,422
90 days or more past due	4	146	77	86	2	167	—	—	482
Total	$22,841	$39,832	$62,276	$53,124	$57,977	$39,100	$28,937	$24	$304,111
Current-period gross charge-offs	$6	$389	$1,145	$861	$1,203	$711	$7	$8	$4,330

	Loans As of December 31, 2025
	Amortized Cost Basis by Origination Year
(in thousands)	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term	Total
Commercial real estate: land and construction
Risk rating:
Pass	$376,564	$427,548	$293,344	$113,269	$56,846	$73,874	$160,549	$246,266	$1,748,260
Criticized - compromised	86	—	104	1,016	—	1,461	2,000	3,664	8,331
Classified - substandard	—	—	—	—	—	48	—	26,998	27,046
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$376,650	$427,548	$293,448	$114,285	$56,846	$75,383	$162,549	$276,928	$1,783,637
Current-period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate: improved property
Risk rating:
Pass	$1,095,343	$552,084	$565,203	$1,434,869	$870,120	$2,903,510	$213,380	$1,078,167	$8,712,676
Criticized - compromised	—	56,128	19,680	93,507	19,403	46,350	69	85,048	320,185
Classified - substandard	237	20,754	6,563	39,305	3,699	40,437	—	11,341	122,336
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$1,095,580	$628,966	$591,446	$1,567,681	$893,222	$2,990,297	$213,449	$1,174,556	$9,155,197
Current-period gross charge-offs	$—	$—	$112	$7	$142	$4,221	$—	$35	$4,517

Commercial and industrial
Risk rating:
Pass	$441,249	$209,251	$161,292	$284,974	$167,107	$285,489	$988,436	$199,065	$2,736,863
Criticized - compromised	160	5,211	3,453	20,461	5,770	7,984	37,689	3,824	84,552
Classified - substandard	27	3,077	5,200	5,988	3,816	8,410	6,701	9,259	42,478
Classified - doubtful	—	—	—	—	—	—	—	—	—
Total	$441,436	$217,539	$169,945	$311,423	$176,693	$301,883	$1,032,826	$212,148	$2,863,893
Current-period gross charge-offs	$—	$1,453	$739	$1,138	$553	$959	$1,088	$1,318	$7,248

Residential real estate
Loan delinquency:
Current	$301,928	$148,830	$252,536	$726,653	$625,616	$1,002,612	$—	$831,319	$3,889,494
30-59 days past due	—	—	—	—	—	738	—	—	738
60-89 days past due	119	1,152	1,399	2,362	1,928	5,742	—	811	13,513
90 days or more past due	501	1,905	5,270	6,116	3,407	14,477	—	3,164	34,840
Total	$302,548	$151,887	$259,205	$735,131	$630,951	$1,023,569	$—	$835,294	$3,938,585
Current-period gross charge-offs	$—	$62	$173	$602	$29	$528	$—	$71	$1,465

Home equity
Loan delinquency:
Current	$13,731	$3,717	$3,194	$3,665	$1,852	$22,200	$1,042,133	$16,160	$1,106,652
30-59 days past due	177	728	324	729	141	2,126	5,427	286	9,938
60-89 days past due	11	713	812	990	253	1,171	110	102	4,162
90 days or more past due	55	1,256	1,932	1,253	596	2,628	76	846	8,642
Total	$13,974	$6,414	$6,262	$6,637	$2,842	$28,125	$1,047,746	$17,394	$1,129,394
Current-period gross charge-offs	$—	$79	$562	$322	$137	$387	$42	$36	$1,565

Consumer
Loan delinquency:
Current	$54,554	$74,906	$65,337	$74,538	$24,333	$24,369	$27,857	$33	$345,927
30-59 days past due	319	1,234	1,435	1,621	553	545	412	—	6,119
60-89 days past due	82	533	471	436	140	160	—	—	1,822
90 days or more past due	97	258	504	503	157	339	—	—	1,858
Total	$55,052	$76,931	$67,747	$77,098	$25,183	$25,413	$28,269	$33	$355,726
Current-period gross charge-offs	$262	$2,424	$1,931	$2,168	$937	$712	$—	$—	$8,434

The following table summarizes other real estate owned and repossessed assets included in other assets:

	June 30,	December 31,
(unaudited, in thousands)	2026	2025
Other real estate owned	$1,166	$618
Repossessed assets	225	289
Total other real estate owned and repossessed assets	$1,391	$907

Residential real estate loans included in other real estate owned totaled $1.0 million at June 30, 2026 and $0.6 million at December 31, 2025. At June 30, 2026 and December 31, 2025, formal foreclosure proceedings were in process on residential real estate loans totaling $15.8 million and $11.4 million, respectively.

NOTE 5. INVESTMENTS IN LIMITED PARTNERSHIPS

Wesbanco is a limited partner in several tax-advantaged limited partnerships whose purpose is to invest in approved low-income housing investment tax credit projects. These investments are accounted for using the proportional amortization method of accounting and are included in other assets in the Consolidated Balance Sheet. The limited partnerships are considered to be VIEs as they generally do not have equity investors with voting rights or have equity investors that do not provide sufficient financial resources to support their activities. The VIEs have not been consolidated because Wesbanco is not considered the primary beneficiary. All of Wesbanco’s investments in limited partnerships are privately held, and their market values are not readily available. As of June 30, 2026 and December 31, 2025, Wesbanco had $83.6 million and $83.7 million, respectively, invested in these partnerships. Wesbanco also recognizes the unconditional unfunded equity commitments of $31.4 million and $37.5 million at June 30, 2026 and December 31, 2025, respectively, within other liabilities on the Consolidated Balance Sheet. Wesbanco classifies the amortization of the investment as a component of income tax expense (benefit) and proportionally amortizes the investment over the tax credit period. The amortization for the three months ended June 30, 2026 and 2025 was $3.1 million and $3.0 million, respectively. The amortization for the six months ended June 30, 2026 and 2025 was $6.1 million and $4.9 million, respectively. Tax benefits attributed to these partnerships include low-income housing tax credits, which are projected to total $11.6 million for 2026, and totaled $9.9 million for 2025, which are included in income tax expense.

Wesbanco is also a limited partner in three other limited partnerships as of June 30, 2026. These provide seed money and capital to startup companies, and financing to low-income housing projects. As of June 30, 2026 and December 31, 2025, Wesbanco had $4.2 million and $4.0 million, respectively, invested in these partnerships, which are recorded in other assets using the equity method.

The following table presents the scheduled equity commitments to be paid to the limited partnerships over the next five years and in the aggregate thereafter as of June 30, 2026:

Year (unaudited, in thousands)	Amount
2026	$4,735
2027	10,402
2028	9,265
2029	2,018
2030	1,642
2031 and thereafter	3,385
Total	$31,447

NOTE 6. DERIVATIVES AND HEDGING ACTIVITIES

Risk Management Objective of Using Derivatives

Wesbanco is exposed to certain risks arising from both its business operations and economic conditions. Wesbanco principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. Wesbanco manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities. Wesbanco’s existing interest rate derivatives result from a service provided to certain qualifying customers and, therefore, are not used to manage the interest rate risk of Wesbanco’s assets or liabilities. Wesbanco manages a matched book with respect to its derivative instruments in order to minimize its net risk exposure resulting from such transactions. A matched book is when the assets and liabilities of Wesbanco Bank, Inc., Wesbanco's banking subsidiary (the "Bank") are equally distributed with similar maturities.

Loan Swaps

Wesbanco executes interest rate swaps and interest rate caps with commercial banking customers to facilitate their respective risk management strategies. Those interest rate swaps and caps are economically hedged by offsetting interest rate swaps and caps that Wesbanco executes with a third party, such that Wesbanco minimizes its net risk exposure resulting from such transactions. As the interest rate swaps and caps associated with this program do not meet the hedge accounting requirements of ASC 815, changes in the fair value of both the customer and offsetting third-party derivatives are recognized directly in earnings. As of June 30, 2026 and December 31, 2025, Wesbanco had 381 and 368 customer interest rate swaps and caps, respectively, with an aggregate notional amount of $2.7 billion and $2.6 billion, respectively, related to this program. Wesbanco recognized income for the related swap and cap fees of $2.8 million and $1.4 million for the three months ended June 30, 2026 and 2025, respectively, and $4.0 million and $3.4 million for the six months ended June 30, 2026 and 2025, respectively.

Risk participation agreements are entered into as financial guarantees of performance on interest rate swap derivatives. The purchased asset or sold liability allows Wesbanco to participate-in (fee received) or participate-out (fee paid) the risk associated with certain derivative positions executed by the borrower of the lead bank in a loan syndication. As of June 30, 2026 and December 31, 2025, Wesbanco had 26 risk participation-in agreements with an aggregate notional amount of $266.9 million and $271.8 million, respectively. As of June 30, 2026 and December 31, 2025, Wesbanco had nine risk participation-out agreements with an aggregate notional amount of $89.1 million and $89.5 million, respectively.

Mortgage Loans Held for Sale and Interest Rate Lock Commitments

Certain residential mortgage loans are originated for sale in the secondary mortgage loan market. These loans are classified as held for sale and carried at fair value as Wesbanco has elected the fair value option. Fair value is determined based on rates obtained from the secondary market for loans with similar characteristics. Wesbanco sells loans to the secondary market on either a mandatory or best efforts basis. The loans sold on a mandatory basis are not committed to an investor until the loan is closed with the borrower. Wesbanco enters into forward to be announced (“TBA”) contracts to manage the interest rate risk between the lock commitment and the closing of the loan. The total balance of forward TBA contracts entered into was $76.0 million and $91.0 million at June 30, 2026 and December 31, 2025, respectively. The loans sold on a best efforts basis are committed to an investor simultaneous to the interest rate commitment with the borrower, and as a result, the Company does not enter into a separate forward TBA contract to offset the fair value risk as the investor accepts such risk in exchange for paying a lower premium on sale.

Fair Values of Derivative Instruments on the Balance Sheet

All derivatives are carried on the Consolidated Balance Sheet at fair value. Derivative assets are classified as other assets and derivative liabilities are classified as other liabilities on the Consolidated Balance Sheet. Changes in fair value are recognized in earnings. None of Wesbanco’s derivatives are designated in a qualifying hedging relationship under ASC 815.

The table below presents the fair value of Wesbanco’s derivative financial instruments as well as their classification on the Consolidated Balance Sheet as of June 30, 2026 and December 31, 2025:

	June 30, 2026			December 31, 2025
(unaudited, in thousands)	Notional or Contractual Amount	Asset Derivatives	Liability Derivatives	Notional or Contractual Amount	Asset Derivatives	Liability Derivatives
Derivatives
Loan Swaps:
Interest rate swaps and caps	$2,708,550	$54,650	$55,492	$2,612,677	$63,144	$64,181
Other contracts:
Interest rate lock commitments	35,528	859	—	27,615	692	—
Forward TBA contracts	76,000	—	126	91,000	—	213
Total derivatives		$55,509	$55,618		$63,836	$64,394

Effect of Derivative Instruments on the Income Statement

The table below presents the change in the fair value of the Company’s derivative financial instruments reflected within non-interest income on the Consolidated Income Statement for the three and six months ended June 30, 2026 and 2025, respectively.

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited, in thousands)	Location of Gain/(Loss)	2026	2025	2026	2025
Interest rate swaps and caps	Net swap fee and valuation income	$311	$(677)	$199	$(1,687)
Interest rate lock commitments	Mortgage banking income	169	310	167	1,569
Forward TBA contracts	Mortgage banking income	(130)	(538)	355	(1,036)
Total		$350	$(905)	$721	$(1,154)

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

Dependent upon the net present value of the underlying swaps, Wesbanco has minimum collateral posting thresholds with certain of its derivative counterparties. Wesbanco was holding net cash collateral from various derivative counterparties totaling $10.8 million within interest bearing deposit accounts as of June 30, 2026, while Wesbanco had posted net cash collateral with a market value of $16.0 million as of December 31, 2025. If Wesbanco had breached any of these provisions at June 30, 2026, it could have been required to settle its obligations under the agreements at the termination value and would have been required to pay any additional amounts due in excess of amounts previously posted as collateral with the respective counterparties.

NOTE 7. BENEFIT PLANS

The following table presents the net periodic pension income for Wesbanco’s Defined Benefit Pension Plan (the “Plan”) and the related components:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited, in thousands)	2026	2025	2026	2025
Service cost – benefits earned during year	$230	$267	$458	$531
Interest cost on projected benefit obligation	750	766	1,491	1,524
Expected return on plan assets	(1,682)	(1,603)	(3,345)	(3,188)
Amortization of prior service cost	(8)	(8)	(17)	(17)
Amortization of net (gain) loss	(163)	(48)	(324)	(96)
Net periodic pension income	$(873)	$(626)	$(1,737)	$(1,246)

The service cost of $0.5 million for each of the six months ended June 30, 2026 and 2025 is included in salaries and wages, and periodic pension income of $2.2 million and $1.8 million for the six months ended June 30, 2026 and 2025, respectively, is included in employee benefits.

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

On June 22, 2026, Wesbanco adopted an amendment to the Plan to freeze future benefit accruals. Effective December 31, 2026, all future benefit accruals for active participants under the Plan will discontinue. Participants will no longer earn additional benefits for future service rendered after the effective date. Benefits earned by participants up to the effective date are fully vested and preserved in accordance with the Plan provisions and applicable law.

The freeze of the Plan constitutes a curtailment under ASC 715, "Compensation - Retirement Benefits." As a result of the Plan amendment, Wesbanco remeasured the Plan obligations as of June 30, 2026. The remeasurement reduced the projected benefit obligation to $53.2 million due to the elimination of future salary progression. Wesbanco recorded a pre-tax curtailment gain of $4.8 million for the three and six months ended June 30, 2026. The gain is included in other operating income.

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

The fair value amounts presented in the tables below are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position. The following tables set forth Wesbanco’s financial assets and liabilities that were accounted for at fair value on a recurring and nonrecurring basis by level within the fair value hierarchy as of June 30, 2026 and December 31, 2025:

		June 30, 2026
		Fair Value Measurements Using:
	June 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(unaudited, in thousands)	2026	(level 1)	(level 2)	(level 3)
Recurring fair value measurements
Equity securities	$19,060	$19,060	$—	$—
Available-for-sale debt securities
U.S. Treasury	195,957	195,957	—	—
U.S. Government sponsored entities and agencies	211,065	—	211,065	—
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	2,667,319	—	2,667,319	—
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	54,600	—	54,600	—
Asset backed securities	64,994	—	64,994	—
Obligations of states and political subdivisions	77,432	—	75,214	2,218
Corporate debt securities	41,605	—	41,605	—
Total available-for-sale debt securities	$3,312,972	$195,957	$3,114,797	$2,218
Loans held for sale	57,318	—	57,318	—
Other assets - interest rate swaps	54,650	—	54,650	—
Total assets recurring fair value measurements	$3,444,000	$215,017	$3,226,765	$2,218
Other liabilities - interest rate swaps	$55,492	$—	$55,492	$—
Total liabilities recurring fair value measurements	$55,492	$—	$55,492	$—
Nonrecurring fair value measurements
Collateral dependent loans	$26,513	$—	$—	$26,513
Other real estate owned and repossessed assets	1,391	—	—	1,391
Total nonrecurring fair value measurements	$27,904	$—	$—	$27,904

		December 31, 2025
		Fair Value Measurements Using:
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	2025	(level 1)	(level 2)	(level 3)
Recurring fair value measurements
Equity securities	$30,809	$30,809	$—	$—
Available-for-sale debt securities:
U.S. Treasury	196,857	196,857	—	—
U.S. Government sponsored entities and agencies	222,997	—	222,997	—
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	2,610,448	—	2,610,448	—
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	63,615	—	63,615	—
Asset backed securities	68,935		68,935
Obligations of state and political subdivisions	73,188	—	70,903	2,285
Corporate debt securities	52,292	—	52,292	—
Total available-for-sale debt securities	$3,288,332	$196,857	$3,089,190	$2,285
Loans held for sale	87,454	—	87,454	—
Other assets—interest rate derivatives agreements	63,144	—	63,144	—
Total assets recurring fair value measurements	$3,469,739	$227,666	$3,239,788	$2,285
Other liabilities—interest rate derivatives agreements	$64,181	$—	$64,181	$—
Total liabilities recurring fair value measurements	$64,181	$—	$64,181	$—
Nonrecurring fair value measurements
Collateral dependent loans	$20,400	$—	$—	$20,400
Other real estate owned and repossessed assets	907	—	—	907
Total nonrecurring fair value measurements	$21,307	$—	$—	$21,307

Wesbanco’s policy is to recognize transfers between levels as of the actual date of the event or change in circumstances that caused the transfer. There were no transfers between level 1, 2 or 3 for the three and six months ended June 30, 2026 or for the year ended December 31, 2025.

The following table presents additional quantitative information about assets measured at fair value on a nonrecurring basis and for which Wesbanco has utilized level 3 inputs to determine fair value:

	Quantitative Information about Level 3 Fair Value Measurements
	Fair Value	Valuation	Unobservable	Range (Weighted
(unaudited, in thousands)	Estimate	Techniques	Input	Average)
June 30, 2026
Collateral dependent loans	$26,513	Appraisal of collateral (1)	Appraisal adjustments (2)	(0.0%)-(24.3%)/(3.2%)
			Liquidation expenses (2)	(7.8%)-(10.5%)/(10.2%)
Other real estate owned and repossessed assets	$1,391	Appraisal of collateral (1), (3)
December 31, 2025
Collateral dependent loans	$20,400	Appraisal of collateral (1)	Appraisal adjustments (2)	0.0%-(20.8%)/(7.3%)
			Liquidation expenses (2)	(8.2%)-(10.5%)/(9.7%)
Other real estate owned and repossessed assets	$907	Appraisal of collateral (1), (3)

(1)
Fair value is generally determined through independent appraisals of the underlying collateral, which generally include various level 3 inputs that are not identifiable.

(2) Appraisals may be adjusted by management for qualitative factors such as economic conditions and estimated liquidation expenses. The range and weighted average of appraisal adjustments and liquidation expense are presented as a percent of the appraisal.

(3) Includes estimated liquidation expenses and numerous dissimilar qualitative adjustments by management, which are not identifiable.

The estimated fair values of Wesbanco’s financial instruments are summarized below:

			Fair Value Measurements at
			June 30, 2026
	Carrying	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(unaudited, in thousands)	Amount	Estimate	(level 1)	(level 2)	(level 3)
Financial Assets
Cash and due from banks	$871,774	$871,774	$871,774	$—	$—
Equity securities	19,060	19,060	19,060	—	—
Available-for-sale debt securities	3,312,972	3,312,972	195,957	3,114,797	2,218
Net held-to-maturity debt securities	1,107,586	1,005,725	—	1,005,622	103
Net loans	19,261,191	18,901,935	—	—	18,901,935
Loans held for sale	57,318	57,318	—	57,318	—
Other assets - interest rate derivatives	54,650	54,650	—	54,650	—
Accrued interest receivable	102,342	102,342	102,342	—	—

Financial Liabilities
Deposits	21,592,216	21,576,202	19,001,169	2,575,033	—
Federal Home Loan Bank borrowings	1,350,000	1,350,079	—	1,350,079	—
Other borrowings	88,419	82,023	82,023	—	—
Subordinated debt and junior subordinated debt	308,837	298,564	—	298,564	—
Other liabilities - interest rate derivatives	55,492	55,492	—	55,492	—
Accrued interest payable	17,567	17,567	17,567	—	—

			Fair Value Measurements at
			December 31, 2025
	Carrying	Fair Value	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
(in thousands)	Amount	Estimate	(level 1)	(level 2)	(level 3)
Financial Assets
Cash and due from banks	$956,109	$956,109	$956,109	$—	$—
Equity securities	30,809	30,809	30,809	—	—
Available-for-sale debt securities	3,288,332	3,288,332	196,857	3,089,190	2,285
Net held-to-maturity debt securities	1,131,946	1,035,957	—	1,035,821	136
Net loans	19,007,683	18,563,341	—	—	18,563,341
Loans held for sale	87,454	87,454	—	87,454	—
Other assets—interest rate derivatives	63,144	63,144	—	63,144	—
Accrued interest receivable	106,651	106,651	106,651	—	—

Financial Liabilities
Deposits	21,668,840	21,657,121	18,793,468	2,863,653	—
Federal Home Loan Bank borrowings	1,200,000	1,200,761	—	1,200,761	—
Other borrowings	110,679	105,240	105,240	—	—
Subordinated debt and junior subordinated debt	308,529	298,974	—	298,974	—
Other liabilities—interest rate derivatives	64,181	64,181	—	64,181	—
Accrued interest payable	19,150	19,150	19,150	—	—

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

NOTE 9. REVENUE RECOGNITION

Interest income, net securities gains and bank-owned life insurance are not in scope of ASC 606, "Revenue from Contracts with Customers." For the revenue streams in scope of ASC 606 - trust fees, service charges on deposits, net securities brokerage revenue, payment processing fees, digital banking income, net swap fee and valuation income, mortgage banking income and net gain on other real estate owned and other assets – there are no significant judgments related to the amount and timing of revenue recognition.

The following table summarizes the point of revenue recognition and the income recognized for each of the revenue streams for the three and six months ended June 30, 2026 and 2025, respectively:

	Point of Revenue	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited, in thousands)	Recognition	2026	2025	2026	2025
Revenue Streams
Trust fees
Trust account fees	Over time	$7,640	$7,698	$15,982	$14,372
WesMark fees	Over time	2,190	1,959	4,290	3,983
Total trust fees		9,830	9,657	20,272	18,355
Service charges on deposits
Commercial banking fees	Over time	2,744	2,446	5,361	4,383
Personal service charges	At a point in time and over time	8,802	8,038	17,146	14,687
Total service charges on deposits		11,546	10,484	22,507	19,070
Net securities brokerage revenue
Annuity commissions	At a point in time	2,354	2,610	4,651	4,598
Equity and debt security trades	At a point in time	194	84	354	208
Managed money	Over time	673	337	1,306	664
Trail commissions	Over time	449	317	831	579
Total net securities brokerage revenue		3,670	3,348	7,142	6,049

Payment processing fees (1)	At a point in time and over time	776	804	1,647	1,696
Digital banking income	At a point in time	7,410	7,325	14,008	12,730
Net swap fee and valuation income (2)	At a point in time	3,135	746	4,197	1,706
Mortgage banking income	At a point in time	1,055	2,364	1,974	3,504
Net gains on other real estate owned and other assets	At a point in time and over time	2,036	111	2,583	71

(1)
Included in other non-interest income.
(2)
Changes in the fair value of the underlying swaps are not within the scope of ASC 606 and totaled $0.3 million and ($0.7) million for the three months ended June 30, 2026 and 2025, respectively. Fair value adjustments were $0.2 million and ($1.7) million for the six months ended June 30, 2026 and 2025, respectively.

NOTE 10. COMPREHENSIVE INCOME/(LOSS)

The activity in accumulated other comprehensive income/(loss) for the six months ended June 30, 2026 and 2025 is as follows:

	Accumulated Other Comprehensive Income/(Loss) (1)
(unaudited, in thousands)	Defined Benefit Plans	Unrealized Gains (Losses) on Debt Securities Available-for-Sale	Total
Balance at December 31, 2025	$6,584	$(139,904)	$(133,320)
Other comprehensive loss before reclassifications	—	(18,788)	(18,788)
Amounts reclassified from accumulated other comprehensive loss	(458)	(591)	(1,049)
Period change	(458)	(19,379)	(19,837)
Balance at June 30, 2026	$6,126	$(159,283)	$(153,157)

Balance at December 31, 2024	$5,124	$(223,756)	$(218,632)
Other comprehensive income before reclassifications	—	45,567	45,567
Amounts reclassified from accumulated other comprehensive income	(275)	(304)	(579)
Period change	(275)	45,263	44,988
Balance at June 30, 2025	$4,849	$(178,493)	$(173,644)

(1)
All amounts are net of tax. Related income tax expense or benefit is calculated using a combined Federal and State income tax rate approximating 23% in both periods presented.

The following table provides details about amounts reclassified from accumulated other comprehensive income for the three and six months ended June 30, 2026 and 2025:

Details about Accumulated Other Comprehensive Income/(Loss) Components	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Affected Line Item in the Statement of Comprehensive Income
(unaudited, in thousands)	2026	2025	2026	2025
Debt securities available-for-sale (1):
Net securities gains reclassified into earnings	$(101)	$(9)	$(137)	$(50)	Net securities gains/(losses) (Non-interest income)
Related income tax effect ⁽²⁾	23	3	32	14	Provision for income taxes
Amortization of state tax rate change reclassified into earnings	(243)	(210)	(486)	(268)	Provision for income taxes
Net effect on accumulated other comprehensive income for the period	(321)	(216)	(591)	(304)

Defined benefit plans (3):
Amortization of net gain and prior service costs	(300)	(194)	(594)	(366)	Employee benefits (Non-interest expense)
Related income tax effect ⁽²⁾	69	46	136	91	Provision for income taxes
Net effect on accumulated other comprehensive income for the period	(231)	(148)	(458)	(275)
Total reclassifications for the period	$(552)	$(364)	$(1,049)	$(579)

(1)
For additional detail related to unrealized gains on securities and related amounts reclassified from accumulated other comprehensive income, see Note 3, “Securities.”
(2)
Income tax expense or benefit is calculated using a combined Federal and State income tax rate approximating 23% in both periods presented.
(3)
Included in the computation of net periodic pension cost. See Note 7, “Benefit Plans” for additional detail.

NOTE 11. COMMITMENTS AND CONTINGENT LIABILITIES

Commitments — In the normal course of business, Wesbanco offers off-balance sheet credit arrangements to enable its customers to meet their financing objectives. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements. Wesbanco’s exposure to credit losses in the event of non-performance by the other parties to the financial instruments for commitments to extend credit and standby letters of credit is limited to the contractual amount of those instruments. Wesbanco uses the same credit policies in making commitments and conditional obligations as for all other lending. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The allowance for credit losses associated with commitments was $7.7 million and $7.0 million at June 30, 2026 and December 31, 2025, respectively, and is included in other liabilities on the Consolidated Balance Sheet.

Letters of credit are conditional commitments issued by banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including normal business activities, bond financing and similar transactions. Letters of credit are considered guarantees. The liability associated with letters of credit was $0.3 million and $0.4 million as of June 30, 2026 and December 31, 2025, respectively.

Contingent obligations to purchase loans funded by other entities include credit card guarantees, loans sold with recourse as well as obligations to the FHLB. Credit card guarantees are credit card balances not owned by Wesbanco, whereby the Bank guarantees the performance of the cardholder.

The following table presents total commitments to extend credit, guarantees and various letters of credit outstanding:

	June 30,	December 31,
(unaudited, in thousands)	2026	2025
Lines of credit	$5,667,580	$5,231,344
Loans approved but not closed	767,082	469,694
Overdraft limits	549,862	556,063
Letters of credit	62,050	56,030
Contingent obligations and other guarantees	39,833	36,179

Contingent Liabilities — Wesbanco is a party to various legal and administrative proceedings and claims. While any litigation contains an element of uncertainty, management does not believe that a material loss related to such proceedings or claims pending or known to be threatened is reasonably possible.

NOTE 12. BUSINESS SEGMENTS

Wesbanco operates two reportable segments: community banking and trust and investment services. Wesbanco’s community banking segment offers a wide range of banking products and services through various delivery channels and business units, including commercial demand, individual demand and time deposit accounts; commercial, mortgage and individual installment loans, and certain non-traditional offerings, such as insurance and securities brokerage services. For purposes of determining the community banking reportable segment, these lines of business are aggregated, in accordance with the review of the Chief Operating Decision Maker ("CODM"). The trust and investment services segment offers trust services as well as various alternative investment products, including mutual funds, and also serves as investment adviser to a family of mutual funds called the “WesMark Funds.” The fund family is comprised of the WesMark Large Company Fund, the WesMark Balanced Fund, the WesMark Small Company Fund, the WesMark Government Bond Fund, the WesMark West Virginia Municipal Bond Fund, and the WesMark Tactical Opportunity Fund. Corporate support functions, which are generally all attributable to the parent company, do not represent a reportable segment and are presented within Corporate Other for purposes of reconciling to the Consolidated Financial Statements. All of Wesbanco’s revenue is derived from domestic operations, and Wesbanco has no major customers providing greater than 10% of total segment revenue. Wesbanco’s CODM is its President and Chief Executive Officer. The CODM uses net income as the reported measure of segment profit or loss in making business decisions regarding reinvestment into the Company’s segments, using profits for acquisitions and/or paying dividends to shareholders. In addition, net income is used to monitor budget versus actual results, to perform competitive analysis by benchmarking to peers and as a factor to establish compensation for certain employees. Wesbanco does not have any material intra-entity sales or transfers.

The market value of trust assets totaled approximately $8.2 billion and $7.2 billion at June 30, 2026 and 2025, respectively. These assets are held by Wesbanco in fiduciary or agency capacities and are not included as assets on Wesbanco’s Consolidated Balance Sheet. Therefore, substantially all of Wesbanco’s assets are attributable to the community banking segment.

The following tables present selected financial information with respect to Wesbanco’s business segments for the three and six months ended June 30, 2026 and 2025 as received and reviewed on a regular basis by the CODM:

(unaudited, in thousands)	Community Banking	Trust and Investment Services	Corporate Other	Totals
For The Three Months Ended June 30, 2026:
Interest and dividend income	$333,051	$—	$—
Less: Interest expense (1)	105,142	1,649	4,098
Net interest income	227,909	(1,649)	(4,098)
Less: Provision for credit losses	9,185	—	—
Net interest income after provision for credit losses	218,724	(1,649)	(4,098)
Non-interest income:
Trust fees	—	7,640	—
WesMark fees	—	2,190	—
Service charges on deposits	11,546	—	—
Digital banking income	7,410	—	—
Net swap fee and valuation income	3,135	—	—
Net securities brokerage revenue	3,670	—	—
Net insurance services revenue	1,128	—	—
Bank-owned life insurance	4,317	—	—
Payment processing fees	776	—	—
Net securities losses	1,644	—	—
Net loss on other real estate owned and other assets	2,036	—	—
Mortgage banking income	1,055	—	—
Other income	7,085	—	—
Total revenues	$262,526	$8,181	$(4,098)	$266,609

Less (2):
Salaries and wages	64,140	2,262	—
Employee benefits	18,622	526	—
Net occupancy (3)	7,794	69	—
Equipment and software (4)	14,647	993	—
Miscellaneous taxes	4,897	1	—
Professional services	3,671	222	2,607
Marketing	2,251	20	—
FDIC insurance	4,168	—	—
Supplies	1,836	41	—
Telecommunications	1,137	—	—
General administration	2,474	51	361
Merger-related and restructuring	328	—	675
Amortization of intangibles	6,845	296	—
Corporate overhead expenses (5)	—	1,852	—
Other segment items (6)	6,186	6	108
Segment profit (loss) before provision for income taxes	123,530	1,842	(7,849)
Provision for income taxes	26,677	423	(2,254)
Segment profit (loss)	$96,853	$1,419	$(5,595)	$92,677

Reconciliation of segment profit
Preferred stock dividends				(4,240)
Net income available to common shareholders				$88,437

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

(unaudited, in thousands)	Community Banking	Trust and Investment Services	Corporate Other	Totals
For The Three Months Ended June 30, 2025:
Interest and dividend income	$336,382	$—	$—
Less: Interest expense (1)	112,804	1,500	5,309
Net interest income	223,578	(1,500)	(5,309)
Less: Provision for credit losses	3,218	—	—
Net interest income after provision for credit losses	220,360	(1,500)	(5,309)
Non-interest income:
Trust fees	—	7,698	—
WesMark fees	—	1,959	—
Service charges on deposits	10,484	—	—
Digital banking income	7,325	—	—
Net swap fee and valuation income	746	—	—
Net securities brokerage revenue	3,348	—	—
Net insurance services revenue	1,115	—	—
Bank-owned life insurance	3,450	—	—
Payment processing fees	805	—	—
Net securities losses	1,410	—	—
Net loss on other real estate owned and other assets	111	—	—
Mortgage banking income	2,364	—	—
Other income	2,374	760	8
Total revenues	$253,892	$8,917	$(5,301)	$257,508

Less (2):
Salaries and wages	57,983	2,170	—
Employee benefits	18,307	550	—
Net occupancy (3)	8,049	70	—
Equipment and software (4)	17,063	77	—
Miscellaneous taxes	5,059	2	—
Professional services	4,637	166	1,832
Marketing	1,834	30	—
FDIC insurance	5,479	—	—
Supplies	2,037	41	—
Telecommunications	1,541	—	—
General administration	2,247	54	287
Merger-related and restructuring	40,301	—	755
Amortization of intangibles	8,816	388	—
Corporate overhead expenses (5)	—	2,021	—
Other segment items (6)	4,673	50	16
Segment profit (loss) before provision for income taxes	75,866	3,298	(8,191)
Provision for income taxes	15,705	693	(2,840)
Segment profit (loss)	$60,161	$2,605	$(5,351)	$57,415

Reconciliation of segment profit
Preferred stock dividends				(2,531)
Net income available to common shareholders				$54,884

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

(unaudited, in thousands)	Community Banking	Trust and Investment Services	Corporate Other	Totals
For the Six Months Ended June 30, 2026:
Interest and dividend income	$658,674	$—	$—
Less: Interest expense (1)	209,465	3,469	8,178
Net interest income	449,209	(3,469)	(8,178)
Less: Provision for credit losses	8,288	—	—
Net interest income after provision for credit losses	440,921	(3,469)	(8,178)
Non-interest income:
Trust fees	—	15,982	—
WesMark fees	—	4,290	—
Service charges on deposits	22,507	—	—
Digital banking income	14,008	—	—
Net swap fee and valuation income	4,197	—	—
Net securities brokerage revenue	7,142	—	—
Net insurance services revenue	2,337	—	—
Bank-owned life insurance	8,127	—	—
Payment processing fees	1,647	—	—
Net securities losses	1,631	—	—
Net loss on other real estate owned and other assets	2,583	—	—
Mortgage banking income	1,974	—	—
Other income	9,034	—	3
Total revenues	$516,108	$16,803	$(8,175)	$524,736

Less (2):
Salaries and wages	125,960	4,406	—
Employee benefits	35,689	1,070	—
Net occupancy (3)	16,257	136	—
Equipment and software (4)	30,319	998	—
Miscellaneous taxes	9,566	3	—
Professional services	8,349	365	5,238
Marketing	3,766	32	—
FDIC insurance	8,951	—	—
Supplies	3,844	89	—
Telecommunications	2,307	—	—
General administration	4,126	104	731
Merger-related and restructuring	3,666	—	1,050
Amortization of intangibles	13,709	592	—
Corporate overhead expenses (5)	—	3,819	—
Other segment items (6)	10,238	266	142
Segment profit (loss) before provision for income taxes	239,361	4,923	(15,336)
Provision for income taxes	50,546	1,034	(3,945)
Segment profit (loss)	$188,815	$3,889	$(11,391)	$181,313

Reconciliation of segment profit
Preferred stock dividends				(8,481)
Net income available to common shareholders				$172,832

(1) Within Corporate other, this represents interest expense on subordinated and junior subordinated debt issued by the parent company of Wesbanco.

(2) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

(3) Includes depreciation and amortization expense of $4.2 million for the community banking segment. Such expenses for the trust and investment services segment are immaterial.

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

(unaudited, in thousands)	Community Banking	Trust and Investment Services	Corporate Other	Totals
For the Six Months Ended June 30, 2025:
Interest and dividend income	$589,614	$—	$—
Less: Interest expense (1)	202,453	2,435	9,438
Net interest income	387,161	(2,435)	(9,438)
Less: Provision for credit losses	72,101	—	—
Net interest income after provision for credit losses	315,060	(2,435)	(9,438)
Non-interest income:
Trust fees	—	14,372	—
WesMark fees	—	3,983	—
Service charges on deposits	19,070	—	—
Digital banking income	12,730	—	—
Net swap fee and valuation income	1,706	—	—
Net securities brokerage revenue	6,049	—	—
Net insurance services revenue	2,070	—	—
Bank-owned life insurance	6,878	—	—
Payment processing fees	1,696	—	—
Net securities losses	1,092	—	—
Net loss on other real estate owned and other assets	71	—	—
Mortgage banking income	3,504	—	—
Other income	4,624	760	17
Total revenues	$374,550	$16,680	$(9,421)	$381,809

Less (2):
Salaries and wages	104,598	4,132	—
Employee benefits	30,797	1,030	—
Net occupancy (3)	15,770	127	—
Equipment and software (4)	30,056	134	—
Miscellaneous taxes	9,292	3	—
Professional services	8,407	304	3,542
Marketing	4,196	50	—
FDIC insurance	9,666	—	—
Supplies	3,722	94	—
Telecommunications	2,751	—	—
General administration	3,617	82	417
Merger-related and restructuring	53,992	—	7,074
Amortization of intangibles	12,999	428	—
Corporate overhead expenses (5)	—	3,601	—
Other segment items (6)	9,558	81	(20)
Segment profit (loss) before provision for income taxes	75,129	6,614	(20,434)
Provision for income taxes	15,815	1,389	(4,318)
Segment profit (loss)	$59,314	$5,225	$(16,116)	$48,423

Reconciliation of segment profit
Preferred stock dividends				(5,063)
Net income available to common shareholders				$43,360

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis (“MD&A”) represents an overview of the results of operations and financial condition of Wesbanco for the three and six months ended June 30, 2026. This discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto.

FORWARD-LOOKING STATEMENTS

Forward-looking statements in this report relating to Wesbanco’s plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The information contained in this report should be read in conjunction with Wesbanco’s Form 10-K for the year ended December 31, 2025 and documents subsequently filed by Wesbanco with the Securities and Exchange Commission (“SEC”) including Wesbanco's Form 10-Q for the quarter ending March 31, 2026, which are available at the SEC’s website, www.sec.gov or at Wesbanco’s website, www.wesbanco.com. Investors are cautioned that forward-looking statements, which are not historical fact, involve risks and uncertainties, including those detailed in Wesbanco’s most recent Annual Report on Form 10-K filed with the SEC under “Risk Factors” in Part I, Item 1A and in Part II, Item 1A of this Form 10-Q. Such statements are subject to important factors that could cause actual results to differ materially from those contemplated by such statements, including, without limitation, the effects of changing regional and national economic conditions; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and associated interest rate sensitivity; sources of liquidity available to Wesbanco and its related subsidiary operations; potential future credit losses and the credit risk of commercial, real estate, and consumer loan customers and their borrowing activities; actions of the Federal Reserve Board, the Federal Deposit Insurance Corporation, the SEC, the Financial Institution Regulatory Authority, the Municipal Securities Rulemaking Board, the Securities Investors Protection Corporation, the Consumer Financial Protection Bureau and other regulatory bodies; potential legislative and federal and state regulatory actions and reform, including, without limitation, the impact of the implementation of the Dodd-Frank Act; adverse decisions of federal and state courts; fraud, scams and schemes of third parties; cyber-security breaches; competitive conditions in the financial services industry; rapidly changing technology affecting financial services; marketability of debt instruments and corresponding impact on fair value adjustments; and/or other external developments materially impacting Wesbanco’s operational and financial performance. Wesbanco does not assume any duty to update forward-looking statements.

OVERVIEW

Wesbanco is a multi-state bank holding company operating through 216 branches and 233 ATMs in West Virginia, Ohio, western Pennsylvania, Kentucky, Indiana, Michigan, Maryland, Tennessee, Virginia and Florida offering retail banking, corporate banking, personal and corporate trust services, brokerage services, mortgage banking and insurance. Wesbanco’s businesses are significantly impacted by economic factors such as market interest rates, federal monetary and regulatory policies, local and regional economic conditions and the competitive environment’s effect upon Wesbanco’s business volumes. Wesbanco’s deposit levels are affected by numerous factors including personal savings rates, personal income, and competitive rates on alternative investments, as well as competition from other financial institutions within the markets we serve and liquidity needs of Wesbanco. Loan levels are also subject to various factors including construction demand, business financing needs, consumer spending and interest rates, as well as loan terms offered by competing lenders.

APPLICATION OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Wesbanco’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of June 30, 2026 have remained unchanged from the disclosures presented in Wesbanco’s Annual Report on Form 10-K for the year ended December 31, 2025 within the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

RESULTS OF OPERATIONS

EARNINGS SUMMARY

Wesbanco reported net income available to common shareholders for the second quarter of 2026 of $88.4 million, with diluted earnings per share of $0.91, compared to $54.9 million and $0.57 per diluted share, respectively, for the second quarter of 2025. For the six months ended June 30, 2026, net income was $172.8 million, or $1.79 per diluted share, compared to $43.4 million, or $0.50 per diluted share, for the 2025 period. As noted below, Wesbanco reported $0.92 of earnings per diluted share, in the second quarter, as compared to $0.91 in the prior year period, when excluding after-tax restructuring and merger-related expenses (non-GAAP measures). On a similar basis and excluding the after-tax day one provision for credit losses on acquired loans, Wesbanco reported $1.83 per diluted share, for the six month period, as compared to $1.60 per diluted share last year (non-GAAP measures).

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026		2025		2026		2025
(unaudited, dollars in thousands, except per share amounts)	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share
Net income available to common shareholders (GAAP)	$88,437	$0.91	$54,884	$0.57	$172,832	$1.79	$43,360	$0.50
Add: After-tax day one provision for credit losses on acquired loans	—	—	—	—	—	—	46,926	0.54
Add: After-tax restructuring and merger-related expenses	792	0.01	32,434	0.34	3,726	0.04	48,242	0.56
Adjusted net income available to common shareholders (Non-GAAP)(1)	$89,229	$0.92	$87,318	$0.91	$176,558	$1.83	$138,528	$1.60

(1)
Non-GAAP net income excludes after-tax restructuring and merger-related expenses. The above non-GAAP financial measures used by Wesbanco provide information useful to investors in understanding Wesbanco’s operating performance and trends and facilitate comparisons with the performance of Wesbanco’s peers.

Net interest income for the second quarter of 2026 was $222.2 million, an increase of $5.4 million, or 2.5% from the second quarter of 2025, reflecting lower FHLB borrowing and deposit costs along with higher securities yields. For the six months ended June 30, 2026, net interest income of $437.6 million increased $62.3 million, or 16.6%, primarily due to the reasons discussed for the three-month period comparison and higher loan balances. The second quarter margin of 3.63% improved 4 basis points year-over-year primarily due to lower funding costs. Deposit funding costs of 2.35% for the second quarter of 2026 decreased 11 basis points from the second quarter of 2025. When including non-interest bearing deposits, deposit funding costs for the second quarter were 1.78%.

An increase in loan balances as compared to December 31, 2025 resulted in a provision for credit losses of $9.2 million in the second quarter of 2026, as compared to a provision of $3.2 million in the second quarter of 2025. Annualized net loan charge-offs as a percentage of average loans were 0.02% and 0.09% for the second quarters of 2026 and 2025, respectively.

For the second quarter of 2026, non-interest income of $53.6 million increased $9.7 million, or 22.0%, from the second quarter of 2025 due primarily to higher net swap and valuation income, service charges on deposits, and other income. Gross swap fees were $2.8 million in the second quarter, compared to $1.4 million in the prior year period, while the fair value adjustment was a gain of $0.3 million, compared to a loss of $0.7 million in the prior year period. Service charges on deposits increased $1.1 million year-over-year due to increased general spending and higher transaction volumes from our larger customer base, as well as an increase in monthly fees that took effect June 2026. Other income for the second quarter of 2026 included a non-recurring $4.8 million gain related to the freezing of future service for actively employed participants in the pension plan. Mortgage banking income decreased $1.3 million from the prior year period primarily due to more mortgage volume going into portfolio loans.

Non-interest expense, excluding restructuring and merger-related costs, for the three months ended June 30, 2026 was $148.1 million, a $2.6 million, or 1.8%, increase year-over-year primarily due to higher salaries and wages offset by discretionary expense management. Salaries and wages of $66.4 million increased due to recent hiring efforts, primarily in Florida, and bonus accrual adjustments. FDIC insurance expense of $4.2 million decreased due to a lower assessment rate associated with our improved financial ratios. Equipment and software of $2.3 million decreased $1.5 million year-over-year due to the cost of operating two core systems in the prior year related to the PFC acquisition until the conversion to one platform in mid-May 2025. Amortization of intangible assets of $7.1 million decreased $2.1 million year-over-year due to the core deposit intangible asset that was created from the acquisition of PFC in the prior year. Restructuring and merger-related expenses decreased $40.1 million from the prior year period, which included costs associated with the closing of the PFC acquisition.

For the three months ended June 30, 2026, the effective tax rate was 21.1% as compared to 19.1% for the second quarter of 2025, and the provision for income taxes increased to $24.8 million from $13.6 million during the same time period. These changes were the result of increased pretax income in 2026 as compared to 2025 due primarily to the merger-related expenses recorded in the second quarter of 2025.

NET INTEREST INCOME

TABLE 1. NET INTEREST INCOME

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(unaudited, dollars in thousands)	2026	2025	2026	2025
Net interest income	$222,162	$216,769	$437,562	$375,288
Taxable equivalent adjustment to net interest income	1,285	1,227	2,567	2,431
Net interest income, fully taxable equivalent	$223,447	$217,996	$440,129	$377,719
Net interest spread, non-taxable equivalent	2.92%	2.85%	2.89%	2.71%
Benefit of net non-interest bearing liabilities	0.69%	0.72%	0.69%	0.75%
Net interest margin	3.61%	3.57%	3.58%	3.46%
Taxable equivalent adjustment	0.02%	0.02%	0.02%	0.02%
Net interest margin, fully taxable equivalent	3.63%	3.59%	3.60%	3.48%

Net interest income, which is Wesbanco’s largest source of revenue, is the difference between interest income on earning assets, primarily loans and securities, and interest expense on liabilities, primarily deposits and short and long-term borrowings. Net interest income is affected by the general level of, and changes in interest rates, the steepness and shape of the yield curve, changes in the amount and composition of interest earning assets and interest bearing liabilities, as well as the frequency of repricing of existing assets and liabilities. Net interest income increased $5.4 million, or 2.5%, and net interest margin increased by four basis points in the second quarter of 2026 compared to the second quarter of 2025, due to a lower cost of interest bearing liabilities, which was driven by a decrease in the volume of FHLB borrowings. Total average deposits increased $517.0 million, or 2.4%, in the second quarter of 2026 as compared to the second quarter of 2025. The cost of interest bearing deposits decreased 11 basis points and the cost of total interest bearing liabilities decreased 19 basis points from the second quarter of 2025 to the second quarter of 2026. The decrease in cost is primarily due to rate decreases for interest bearing deposits in response to the general decrease in overall deposit rates in the marketplace as well as a decrease in brokered deposit balances.

Interest income decreased $3.3 million or 1.0% in the second quarter of 2026 compared to the same period of 2025, primarily due to a decline in the average rate on loans. Average loan balances increased $336.7 million or 1.8% in the second quarter of 2026 compared to the second quarter of 2025, while loan yields decreased by 16 basis points during this same period to 6.0% due to competitive pressures in the marketplace on loan rates. Loans provide the greatest impact on interest income and the yield on earning assets as they have the largest balance and the highest yield within major earning asset categories. In the second quarter of 2026, average loans represented 78.0% of average earning assets, which was virtually unchanged from 77.6% in the second quarter of 2025. Average total securities balances increased slightly from the second quarter of 2025 and represented 18.9% of total earning assets in the second quarter of 2026. Taxable securities yields increased by seven basis points in the second quarter of 2026 from the second quarter of 2025, while tax-exempt securities yields increased 14 basis points during the same time period.

Interest expense decreased $8.7 million in the second quarter of 2026 as compared to the same period in 2025, due primarily to a reduction in FHLB borrowings, and the cost of interest bearing liabilities decreased by 19 basis points from the second quarter of 2025 to 2.50% in the second quarter of 2026. Average interest bearing deposits increased $550.6 million, or 3.5%, from the second quarter of 2025. The rate on interest bearing deposits decreased 11 basis points to 2.35% compared to the second quarter of 2025. Average non-interest bearing demand deposit balances decreased slightly from the second quarter of 2025 to the second quarter of 2026, and were 24.5% of total average deposits at June 30, 2026, compared to 25.2% at June 30, 2025. For the second quarter of 2026, Wesbanco's average loans to average deposits ratio was 88.9%, reflecting additional lending capacity. The average balance of FHLB borrowings decreased $544.9 million compared to second quarter of 2025, while the average rate on FHLB borrowings decreased 22 basis points. The average balance of subordinated debt and junior subordinated debt decreased $48.6 million compared to the second quarter of 2025 due to the redemption of the Premier Financial Corp. ("PFC") sub debt in the fourth quarter of 2025.

TABLE 2. AVERAGE BALANCE SHEETS AND NET INTEREST MARGIN ANALYSIS

	For The Three Months Ended June 30,				For the Six Months Ended June 30,
	2026		2025		2026		2025
	Average	Average	Average	Average	Average	Average	Average	Average
(unaudited, dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
ASSETS
Due from banks - interest bearing	$716,620	3.89%	$746,583	4.79%	$731,085	3.90%	$675,962	4.76%
Loans, net of unearned income (1)	19,240,187	6.00%	18,903,459	6.16%	19,214,689	5.97%	16,823,658	6.10%
Securities: (2)
Taxable	3,921,258	3.28%	3,881,680	3.21%	3,912,760	3.27%	3,567,118	3.01%
Tax-exempt (3)	733,614	3.34%	731,866	3.20%	736,525	3.35%	732,482	3.19%
Total securities	4,654,872	3.29%	4,613,546	3.21%	4,649,285	3.29%	4,299,600	3.04%
Other earning assets	57,148	8.86%	87,138	7.75%	59,697	8.26%	74,336	7.31%
Total earning assets (3)	24,668,827	5.44%	24,350,726	5.56%	24,654,756	5.41%	21,873,556	5.46%
Other assets	2,845,563		2,953,974		2,867,704		2,586,357
Total Assets	$27,514,390		$27,304,700		$27,522,460		$24,459,913

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing demand deposits	$5,432,483	2.26%	$4,885,687	2.50%	$5,380,121	2.25%	$4,531,324	2.66%
Money market accounts	4,936,974	2.73%	4,830,592	3.01%	4,919,115	2.70%	4,025,925	2.88%
Savings deposits	3,318,841	1.33%	3,122,815	1.11%	3,278,372	1.30%	2,865,410	1.13%
Certificates of deposit	2,662,394	3.10%	2,960,970	2.90%	2,744,568	3.17%	2,575,458	3.13%
Total interest bearing deposits	16,350,692	2.35%	15,800,064	2.46%	16,322,176	2.35%	13,998,117	2.50%
Federal Home Loan Bank borrowings	1,040,934	4.00%	1,585,821	4.22%	1,097,790	3.99%	1,378,552	4.35%
Repurchase agreements	101,809	2.23%	118,988	2.75%	104,581	2.24%	140,829	2.78%
Subordinated debt and junior subordinated debt	308,740	5.32%	357,379	5.96%	308,663	5.34%	331,488	5.74%
Total interest bearing liabilities (4)	17,802,175	2.50%	17,862,252	2.69%	17,833,210	2.50%	15,848,986	2.73%
Non-interest bearing demand deposits	5,294,900		5,328,576		5,275,299		4,816,070
Other liabilities	306,434		294,359		315,135		308,189
Shareholders’ equity	4,110,881		3,819,513		4,098,816		3,486,668
Total Liabilities and Shareholders’ Equity	$27,514,390		$27,304,700		$27,522,460		$24,459,913
Taxable equivalent net interest spread		2.94%		2.87%		2.91%		2.73%
Taxable equivalent net interest margin		3.63%		3.59%		3.60%		3.48%

(1)
Gross of the allowance for credit losses, net of unearned income and includes non-accrual loans and loans held for sale. Loan fees included in interest income on loans were $2.1 million and $2.5 million for the three months ended June 30, 2026 and 2025, respectively, and were $3.9 million and $4.1 million for the six months ended June 30, 2026 and 2025, respectively. Additionally, loan accretion included in interest income on loans acquired from prior acquisitions was $14.7 million and $16.5 million for the three months ended June 30, 2026 and 2025, respectively, and was $28.0 million and $23.3 million for the six months ended June 30, 2026 and 2025, respectively.
(2)
Average yields on available-for-sale debt securities are calculated based on amortized cost.
(3)
Taxable equivalent basis is calculated on tax-exempt securities using the federal statutory tax rate of 21% for each period presented.
(4)
Accretion on interest bearing liabilities acquired from prior acquisitions was $0.1 million and $5.6 million for the three months ended June 30, 2026 and 2025, respectively, and was $0.4 million and $7.8 million for the six months ended June 30, 2026 and 2025, respectively.

TABLE 3. RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND INTEREST EXPENSE

	For the Three Months Ended June 30, 2026			For the Six Months Ended June 30, 2026
	Compared to June 30, 2025			Compared to June 30, 2025
(unaudited, in thousands)	Volume	Rate	Net Increase (Decrease)	Volume	Rate	Net Increase (Decrease)
Increase (decrease) in interest income:
Due from banks - interest bearing	$(346)	$(1,611)	$(1,957)	$1,227	$(3,031)	$(1,804)
Loans, net of unearned income	5,114	(7,302)	(2,188)	70,979	(10,587)	60,392
Taxable securities	319	698	1,017	5,402	4,810	10,212
Tax-exempt securities (1)	14	261	275	64	584	648
Other earning assets	(638)	218	(420)	(572)	320	(252)
Total interest income change (1)	4,463	(7,736)	(3,273)	77,100	(7,904)	69,196
Increase (decrease) in interest expense:
Interest bearing demand deposits	3,227	(3,065)	162	10,246	(10,093)	153
Money market accounts	785	(3,422)	(2,637)	12,121	(3,739)	8,382
Savings deposits	570	1,789	2,359	2,482	2,636	5,118
Certificates of deposit	(2,250)	1,398	(852)	2,655	527	3,182
Federal Home Loan Bank borrowings	(5,477)	(816)	(6,293)	(5,696)	(2,317)	(8,013)
Repurchase agreements	(108)	(143)	(251)	(444)	(331)	(775)
Subordinated debt and junior subordinated debt	(679)	(533)	(1,212)	(627)	(634)	(1,261)
Total interest expense change	(3,932)	(4,792)	(8,724)	20,737	(13,951)	6,786
Net interest income change (1)	$8,395	$(2,944)	$5,451	$56,363	$6,047	$62,410

(1)
Taxable equivalent basis is calculated on tax-exempt securities using the federal statutory tax rate of 21%.

PROVISION FOR CREDIT LOSSES – LOANS AND LOAN COMMITMENTS

The provision for credit losses – loans is the amount to be added to the allowance for credit losses – loans after net charge-offs have been deducted to bring the allowance to a level considered appropriate to absorb lifetime expected losses for all portfolio loans. The provision for credit losses – loan commitments is the amount to be added to the allowance for credit losses for loan commitments to bring that allowance to a level considered appropriate to absorb lifetime expected losses on unfunded loan commitments. For the three months ended June 30, 2026, Wesbanco recorded a provision for credit losses of $9.2 million, an increase of $6.0 million compared to the $3.2 million provision recorded for the three months ended June 30, 2025. The increase was primarily driven by loan growth, changes to macroeconomic factors, increases in criticized & classified loans and increases in individually-evaluated loans. The increase is partially offset by prepayment speed fluctuations, interest rate driven model assumptions, and improvements in certain qualitative factors, all of which decreased the provision.

Non-performing loans were 0.75% of total portfolio loans as of June 30, 2026, increasing from 0.45% of total portfolio loans at June 30, 2025. Criticized and classified loans were 3.74% of total portfolio loans as of June 30, 2026, increasing from 3.63% as of June 30, 2025. Past due loans were 0.46% of total portfolio loans at June 30, 2026 and June 30, 2025, respectively. Annualized net loan charge-offs were 0.02% for the three months ended June 30, 2026, compared to 0.09% for the three months ended June 30, 2025. Please see the Allowance for Credit Losses – Loans and Loan Commitments section of this MD&A for additional discussion.

NON-INTEREST INCOME

TABLE 4. NON-INTEREST INCOME

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(unaudited, dollars in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Trust fees	$9,830	$9,657	$173	1.8	$20,272	$18,355	$1,917	10.4
Service charges on deposits	11,546	10,484	1,062	10.1	22,507	19,070	3,437	18.0
Digital banking income	7,410	7,325	85	1.2	14,008	12,730	1,278	10.0
Net swap fee and valuation income	3,135	746	2,389	320.2	4,197	1,706	2,491	146.0
Net securities brokerage revenue	3,670	3,348	322	9.6	7,142	6,049	1,093	18.1
Bank-owned life insurance	4,317	3,450	867	25.1	8,127	6,878	1,249	18.2
Net securities gains	1,644	1,410	234	16.6	1,631	1,092	539	49.4
Mortgage banking income	1,055	2,364	(1,309)	(55.4)	1,974	3,504	(1,530)	(43.7)
Net insurance services revenue	1,128	1,114	14	1.3	2,337	2,070	267	12.9
Payment processing fees	776	804	(28)	(3.5)	1,647	1,696	(49)	(2.9)
Net gains on other real estate owned and other assets	2,036	111	1,925	NM	2,583	71	2,512	NM
Other	7,085	3,144	3,941	125.3	9,037	5,401	3,636	67.3
Total non-interest income	$53,632	$43,957	$9,675	22.0	$95,462	$78,622	$16,840	21.4

NM = Not Meaningful

Non-interest income is a significant source of revenue and an important part of Wesbanco’s results of operations, as it represents 19.4% of total revenue for the three months ended June 30, 2026. Wesbanco offers its customers a wide range of retail, commercial, investment and digital banking services, which are viewed as a vital component of Wesbanco’s ability to attract and maintain customers, as well as providing additional fee income beyond normal spread-related income to Wesbanco. For the second quarter of 2026, non-interest income increased $9.7 million, or 22.0%, compared to the second quarter of 2025, primarily due to increases in other income, net swap fee and valuation income, net gains on other real estate owned and other assets, and service charges on deposits, partially offset by a decline in in mortgage banking income.

Service charges on deposits increased $1.1 million, or 10.1%, in the second quarter of 2026 compared to the second quarter of 2025, and $3.4 million, or 18.0%, in the first six months of 2026 compared to the same period in 2025. The increase in both comparisons was due to organic growth from our treasury management products and services as well as an increase in average deposit balances.

Net swap fee and valuation income increased $2.4 million in the second quarter of 2026 compared to the second quarter of 2025, due to an increase in swap fee income and fair value adjustments on existing swaps. For the three months ended June 30, 2026, new swaps executed of $183.8 million in notional principal resulted in $2.8 million of fee income as compared to new swaps executed of $77.5 million in notional principal, resulting in $1.4 million of fee income for the three months ended June 30, 2025. Fair value adjustments on existing swaps for the three months ended June 30, 2026 were a positive $0.3 million compared to a negative $0.7 million for the three months ended June 30, 2025. Net swap fee and valuation income increased $2.5 million in the first six months of 2026 compared to the same period in 2025, due to an increase in fair value adjustments on existing swaps of $0.6 million and an increase in new swap fee income of $1.9 million.

Bank-owned life insurance increased $0.9 million, or 25.1%, in the second quarter of 2026 compared to the second quarter of 2025, and $1.2 million, or 18.2%, in the first six months of 2026 compared to the same period in 2025. The increase in both comparisons was primarily due to an increase in cash value and mortality benefits.

Mortgage banking income decreased $1.3 million, or 55.4%, in the second quarter of 2026 compared to the second quarter of 2025, and $1.5 million, or 43.7%, in the first six months of 2026 compared to the same period in 2025. The decrease in both comparisons was primarily due to decreases in fair value adjustments on mortgage derivatives and a decline in actual gain on sale of mortgages. For the second quarter of 2026, total mortgage production was $276.9 million, which increased 13.7% compared to the second quarter of 2025. For the three months ended June 30, 2026, $109.9 million in mortgages were sold into the secondary market compared to $134.8 million in the comparable 2025 period. Included in mortgage banking income above is a loss of $0.1 million and a gain of $0.9 million from the fair value adjustments on mortgage loan commitments and related derivatives for the three months ended June 30, 2026 and 2025, respectively.

Net gains on other real estate owned and other assets increased $1.9 million in the second quarter of 2026 compared to the second quarter of 2025, primarily due to a $1.6 million gain on the sale of assets this quarter resulting from the sale of former branch properties and an increase of $0.4 million in the sale of OREO and repossessed assets. Net gains on other real estate owned and other assets increased $2.5 million in the first six months of 2026 compared to the same period in 2025 for similar reasons as that for the three months ended.

Other income increased $3.9 million in the second quarter of 2026 compared to the second quarter of 2025, and $3.6 million in the first six months of 2026 compared to the same period in 2025. The increase in both comparisons was due to a non-recurring $4.8 million gain related to the freezing of future service for actively employed participants in the pension plan.

NON-INTEREST EXPENSE

TABLE 5. NON-INTEREST EXPENSE

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(unaudited, dollars in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Salaries and wages	$66,402	$60,153	$6,249	10.4	$130,366	$108,730	$21,636	19.9
Employee benefits	19,148	18,857	291	1.5	36,759	31,827	4,932	15.5
Net occupancy	7,863	8,119	(256)	(3.2)	16,393	15,897	496	3.1
Equipment and software	15,640	17,140	(1,500)	(8.8)	31,317	30,190	1,127	3.7
Marketing	2,271	1,864	407	21.8	3,798	4,246	(448)	(10.6)
FDIC insurance	4,168	5,479	(1,311)	(23.9)	8,951	9,666	(715)	(7.4)
Amortization of intangible assets	7,141	9,204	(2,063)	(22.4)	14,301	13,427	874	6.5
Restructuring and merger-related expenses	1,003	41,056	(40,053)	(97.6)	4,716	61,066	(56,350)	(92.3)
Professional fees	6,500	6,612	(112)	(1.7)	13,952	12,253	1,699	13.9
Franchise and other miscellaneous taxes	4,898	5,062	(164)	(3.2)	9,569	9,295	274	2.9
ATM and electronic banking interchange expenses	2,137	1,293	844	65.3	3,648	2,385	1,263	53.0
Communications	1,137	1,541	(404)	(26.2)	2,307	2,751	(444)	(16.1)
Other real estate owned and foreclosure expenses	471	220	251	114.1	639	318	321	100.9
Postage, supplies and other	10,307	9,935	372	3.7	19,072	18,449	623	3.4
Total non-interest expense	$149,086	$186,535	$(37,449)	(20.1)	$295,788	$320,500	$(24,712)	(7.7)

Non-interest expense in the second quarter of 2026 decreased $37.4 million, or 20.1%, compared to the same quarter in 2025, primarily driven by decreases in restructuring and merger-related expenses, amortization of intangible assets, equipment and software expense, and FDIC insurance, partially offset by an increase in salaries and wages.

Salaries and wages increased $6.2 million, or 10.4%, in the second quarter of 2026 compared to the second quarter of 2025, and $21.6 million, or 19.9%, in the first six months of 2026 compared to the same period in 2025. In both comparisons, the increase was primarily due to mid-year merit increases, new revenue producers related to the Florida expansion, as well as an increase in bonus expense and stock compensation expense. These increases are partially offset by an increase in deferred loan costs, driven by an increase in loan origination volume.

Equipment and software costs decreased $1.5 million, or 8.8%, in the second quarter of 2026 compared to the second quarter of 2025, due primarily to the effect of maintaining two core systems in the second quarter of 2025 following the PFC acquisition. Equipment and software costs increased $1.1 million, or 3.7%, in the first six months of 2026 compared to the same period in 2025 due to an overall increase in service agreements.

FDIC insurance decreased $1.3 million, or 23.9%, in the second quarter of 2026 compared to the second quarter of 2025, due to more favorable financial ratios resulting in a lower estimated assessment rate. Similarly, FDIC insurance decreased $0.7 million, or 7.4%, in the first six months of 2026 compared to the first six months of 2025.

Amortization of intangible assets decreased $2.1 million, or 22.4%, in the second quarter of 2026 compared to the second quarter of 2025 due to a decrease in the core deposit intangible asset and the trust relationship intangible asset amortization rates. Amortization of intangible assets increased $0.9 million, or 6.5%, in the first six months of 2026 compared to the same period in 2025 due to the amortization resulting from the PFC acquisition not taking effect until March 2025.

Restructuring and merger-related expenses decreased $40.1 million in the second quarter of 2026 compared to the second quarter of 2025, primarily due to expenses incurred in the second quarter of 2025 for the acquisition of PFC. The $1.0 million from the second quarter of 2026 is primarily related to costs associated with the 10 financial centers that closed in June 2026. For the six months ended June 30, 2026, restructuring and merger-related expenses decreased $56.4 million from the same period in 2025 due to the expenses incurred from the acquisition of PFC in the first quarter of 2025.

INCOME TAXES

The provision for income taxes was $24.8 million for the three months ended June 30, 2026, compared to a provision of $13.6 million for the three months ended June 30, 2025. The increase in the provision for income taxes is due to pretax income for the three months ended June 30, 2026, exceeding that for the three months ended June 30, 2025 by $46.6 million. Similarly, the provision for income taxes for the six months ended June 30, 2026 was $47.6 million compared to $12.9 million for the six months ended June 30, 2025.

FINANCIAL CONDITION

Total assets increased 0.4% at June 30, 2026 compared to December 31, 2025 primarily due to commercial loan growth. Total liabilities increased 0.1% from December 31, 2025 reflecting higher interest bearing demand and savings deposit balances and an increase in FHLB borrowings, partially offset by a decrease in certificates of deposits. Total shareholders' equity increased 1.9% primarily due to net income available to common shareholders exceeding the common and preferred dividends paid during the first six months of 2026.

SECURITIES

TABLE 6. COMPOSITION OF SECURITIES

	June 30,	December 31,
(unaudited, dollars in thousands)	2026	2025	Change ($)	Change (%)
Equity securities (at fair value)	$19,060	$30,809	$(11,749)	(38.1)
Available-for-sale debt securities (at fair value)
U.S. Treasury	195,957	196,857	(900)	(0.5)
U.S. Government sponsored entities and agencies	211,065	222,997	(11,932)	(5.4)
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	2,667,319	2,610,448	56,871	2.2
Commercial mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	54,600	63,615	(9,015)	(14.2)
Asset backed securities	64,994	68,935	(3,941)	(5.7)
Obligations of states and political subdivisions	77,432	73,188	4,244	5.8
Corporate debt securities	41,605	52,292	(10,687)	(20.4)
Total available-for-sale debt securities	$3,312,972	$3,288,332	$24,640	0.7
Held-to-maturity debt securities (at amortized cost)
U.S. Government sponsored entities and agencies	$2,073	$2,341	$(268)	(11.4)
Residential mortgage-backed securities and collateralized mortgage obligations of government sponsored entities and agencies	24,445	27,014	(2,569)	(9.5)
Obligations of states and political subdivisions	1,079,259	1,100,788	(21,529)	(2.0)
Corporate debt securities	1,974	1,971	3	0.2
Total held-to-maturity debt securities	1,107,751	1,132,114	(24,363)	(2.2)
Total securities	$4,439,783	$4,451,255	$(11,472)	(0.3)
Available-for-sale and equity securities:
Weighted average yield at the respective period end (1)	3.39%	3.36%
As a % of total securities	75.0%	74.6%
Weighted average life (in years)	6.0	5.7
Held-to-maturity securities:
Weighted average yield at the respective period end (1)	3.05%	3.05%
As a % of total securities	25.0%	25.4%
Weighted average life (in years)	7.1	7.3
Total securities:
Weighted average yield at the respective period end (1)	3.31%	3.28%
As a % of total securities	100.0%	100.0%
Weighted average life (in years)	6.2	6.1

(1)
Weighted average yields have been calculated on a taxable-equivalent basis using the federal statutory tax rate of 21%.

Total investment securities, which are a source of liquidity for Wesbanco as well as a contributor to interest income, decreased by $11.5 million from December 31, 2025 to June 30, 2026. Throughout the first six months of the year, the available-for-sale portfolio increased by $24.6 million or 0.7%, primarily due to purchases exceeding maturities, calls and paydowns. The held-to-maturity portfolio decreased by $24.4 million or 2.2% due to maturities and calls of municipal securities. The weighted average yield of the portfolio increased three basis points from 3.28% at December 31, 2025 to 3.31% at June 30, 2026, primarily due to security purchases during the quarter at higher market rates.

Total gross unrealized securities losses increased $21.3 million, from $300.2 million as of December 31, 2025 to $321.5 million at June 30, 2026. The increase in unrealized losses from December 31, 2025 was due to an increase in market rates through the first six months of 2026 causing market prices to decrease on the investment portfolio. Wesbanco believes that none of the unrealized losses on available-for-sale debt securities at June 30, 2026 require an allowance for credit losses. Please refer to Note 3, “Securities,” of the Consolidated Financial Statements for additional information. Wesbanco does not have any investments in private mortgage-backed securities or those that are collateralized by sub-prime mortgages, nor does Wesbanco have any exposure to collateralized debt obligations or government-sponsored enterprise preferred stocks.

Net unrealized losses on available-for-sale securities included in accumulated other comprehensive income, net of tax, as of June 30, 2026, and December 31, 2025 were $159.3 million and $139.5 million, respectively. These net unrealized pre-tax losses represent temporary fluctuations resulting from changes in market rates in relation to fixed yields in the available-for-sale portfolio, and on an after-tax basis are accounted for as an adjustment to other comprehensive income in shareholders’ equity. Net unrealized pre-tax losses in the held-to-maturity portfolio, which are not accounted for in other comprehensive income, were $102.0 million at June 30, 2026, compared to $96.2 million at December 31, 2025. With approximately 25% of the investment portfolio in the held-to-maturity category, volatility in interest rates does not have as much of an impact on other comprehensive income as if the entire portfolio were included in the available-for-sale category.

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

The corporate and municipal bonds in Wesbanco’s held-to-maturity debt portfolio are analyzed quarterly to determine if an allowance for current expected credit losses is warranted. Wesbanco uses a database of historical financials of all corporate and municipal issuers and actual historic default and recovery rates on rated and non-rated transactions to estimate expected credit losses on an individual security basis. The expected credit losses are adjusted quarterly and are recorded in an allowance for expected credit losses on the balance sheet, which is deducted from the amortized cost basis of the held-to-maturity portfolio as a contra asset. The losses are recorded on the income statement in the provision for credit losses. Accrued interest receivable on held-to-maturity securities, which was $8.1 million and $8.2 million as of June 30, 2026 and December 31, 2025, respectively, is excluded from the estimate of credit losses. Held-to-maturity investments in U.S. Government sponsored entities and agencies as well as mortgage-backed securities and collateralized mortgage obligations, which are all either issued by a direct governmental entity or a government-sponsored entity, have no historical evidence supporting expected credit losses; therefore, Wesbanco has estimated these losses at zero, and will monitor this assumption in the future for any economic or governmental policies that could affect this assumption. Wesbanco recorded an allowance on held-to-maturity debt securities of $0.2 million as of June 30, 2026 and December 31, 2025.

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

TABLE 7. COMPOSITION OF LOANS (1)

	June 30, 2026		December 31, 2025
(unaudited, dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Commercial real estate:
Land and construction	$1,505,492	7.7	$1,783,637	9.2
Improved property	9,587,878	49.0	9,155,197	47.5
Total commercial real estate	11,093,370	56.7	10,938,834	56.7
Commercial and industrial	2,949,863	15.1	2,863,893	14.8
Residential real estate	3,939,813	20.2	3,938,585	20.4
Home equity	1,191,809	6.1	1,129,394	5.8
Consumer	304,111	1.6	355,726	1.8
Total portfolio loans	19,478,966	99.7	19,226,432	99.5
Loans held for sale	57,318	0.3	87,454	0.5
Total loans	$19,536,284	100.0	$19,313,886	100.0

(1)
Loans are presented gross of the allowance for loan credit losses – loans and net of unearned income, credit valuation adjustments, and unamortized net deferred loan fee income and loan origination costs.

Total portfolio loans increased $252.5 million or 1.3% from December 31, 2025, and have increased $650.3 million or 3.5% over the past twelve months, including increases of 13.3% in home equity lines of credit, 8.1% in commercial real estate (CRE) improved property and 4.6% in commercial and industrial. These are partially offset by decreases of 27.1% consumer loans and 13.1% in CRE land and construction. Of note, Wesbanco has ended its indirect auto lending program as it is not core to our organic growth strategy, and not due to any credit concerns. At June 30, 2026, it represented approximately one-third of the $304.1 million consumer loan portfolio. Origination of new indirect auto loans ended in the second quarter of 2025 and the expectation is that this portfolio will runoff over the next 3 to 5 years.

Total loan commitments of $7.0 billion, including loans approved but not closed, increased $733.4 million or 11.6% from December 31, 2025. The average line utilization percentage for the commercial portfolio was 38.6% for the three months ended June 30, 2026 compared to 36.5% for the three months ended December 31, 2025.

The commercial portfolio is monitored for potential concentrations of credit risk by market, type of lending, CRE property type, C&I and owner-occupied CRE by industry, investment CRE dependence on common tenants and industries or property types that are similarly impacted by external factors. The breakdown for all CRE – improved property is 32% owner-occupied and 68% investor-owned.

Loans held for sale at both June 30, 2026 and December 31, 2025 include originated residential mortgages and residential construction loans that are committed to be sold into the secondary market. Loans held for sale were $57.3 million at June 30, 2026, a decrease of $30.1 million from December 31, 2025.

NON-PERFORMING ASSETS AND LOANS PAST DUE 90 DAYS OR MORE

Non-performing assets consist of non-accrual loans, other real estate acquired through or in lieu of foreclosure, and repossessed automobiles acquired to satisfy defaulted consumer loans.

TABLE 8. NON-PERFORMING ASSETS

(unaudited, dollars in thousands)	June 30, 2026	December 31, 2025
Non-performing loans:
Commercial real estate - land and construction	$28,264	$832
Commercial real estate - improved property	50,282	$29,754
Commercial and industrial	20,119	16,092
Residential real estate	36,920	34,332
Home equity	10,163	9,248
Consumer	310	1,326
Total non-performing loans	$146,058	$91,584
Other real estate owned and repossessed assets	1,391	907
Total non-performing assets	$147,449	$92,491
Non-performing loans/total portfolio loans	0.75%	0.48%
Non-performing assets/total assets	0.53%	0.33%
Non-performing assets/total portfolio loans, other real estate and repossessed assets	0.76%	0.48%

Non-performing loans consist only of non-accrual loans. Non-performing loans increased $54.5 million or 59.5% from December 31, 2025, primarily due to three CRE loans across different markets and property types, none of which were office. See Note 4, "Loans and the Allowance for Credit Losses" for additional information.

The following table presents past due and accruing loans excluding non-accruals:

TABLE 9. PAST DUE AND ACCRUING LOANS EXCLUDING NON-ACCRUALS

(unaudited, dollars in thousands)	June 30, 2026	December 31, 2025
Loans past due 90 days or more:
Commercial real estate - land and construction	$—	$—
Commercial real estate - improved property	5,313	20,507
Commercial and industrial	1,150	777
Residential real estate	12,581	12,479
Home equity	2,030	2,882
Consumer	709	1,138
Total loans past due 90 days or more	21,783	37,783
Loans past due 30 to 89 days:
Commercial real estate - land and construction	1,682	27,492
Commercial real estate - improved property	31,043	20,698
Commercial and industrial	5,374	9,385
Residential real estate	14,205	12,674
Home equity	9,697	13,035
Consumer	5,387	7,915
Total loans past due 30 to 89 days	67,388	91,199
Total loans 30 days or more past due	$89,171	$128,982
Loans past due 90 days or more and accruing to total portfolio loans	0.11%	0.20%
Loans past due 30-89 days and accruing to total portfolio loans	0.35%	0.47%

Loans past due 30 days or more and accruing interest, excluding non-accruals, decreased $39.8 million or 30.9% and represented 0.46% of total portfolio loans, compared to 0.67% of total portfolio loans at December 31, 2025. These loans continue to accrue interest because they are both well-secured and in the process of collection. Loans 90 days or more past due, excluding non-accruals, decreased $16.0 million and represented 0.11% of total portfolio loans at June 30, 2026 as compared to 0.20% at December 31, 2025.

ALLOWANCE FOR CREDIT LOSSES - LOANS AND LOAN COMMITMENTS

As of June 30, 2026, the total allowance for credit losses – loans and commitments was $225.5 million, of which $217.8 million related to loans and $7.7 million related to loan commitments. The allowance for credit losses – loans was 1.12% of total portfolio loans as of June 30, 2026, compared to 1.14% as of December 31, 2025. The allowance for credit losses – loans individually-evaluated increased $5.3 million from December 31, 2025 to June 30, 2026. On June 30, 2026, the population of individually-evaluated loans consisted of ten relationships, with a total outstanding loan balance of $79.5 million. The allowance for loans collectively-evaluated decreased from December 31, 2025 to June 30, 2026 by $6.2 million, primarily due to changes in macroeconomic conditions over the one‑year forecast period and improvements in qualitative factors. As of June 30, 2026, PCD loans from the PFC acquisition accounted for $5.2 million of the allowance for loans collectively-evaluated. The allowance for credit losses- loan commitments was $7.7 million at June 30, 2026 as compared to $7.0 million at December 31, 2025, and is included in other liabilities on the Consolidated Balance Sheet.

The allowance for credit losses by loan category, presented in Note 4, “Loans and the Allowance for Credit Losses” of the Notes to Consolidated Financial Statements, summarizes the impact of changes in various factors that affect the allowance for loan losses in each segment of the portfolio. The allowance for credit losses under the current expected credit losses ("CECL") methodology is calculated utilizing the probability of default (“PD”) and loss given default (“LGD”) approach, which is then discounted to net present value. PD is the probability the asset will default within a given time frame and LGD is the percentage of the asset not expected to be collected due to default. The primary macroeconomic drivers of the quantitative model include forecasts of national unemployment and interest rates, as well as modeling adjustments for changes in prepayment speeds, portfolio mix, concentrations and loan growth. At June 30, 2026, the primary drivers of the allowance were changes in macroeconomic conditions over the one year forecast period, increases in criticized and classified loans and improvements in certain qualitative factors. The unemployment forecast was based upon a probability weighted approach which is designed to incorporate economic forecasts from a baseline, upside and downside economy in the loss projection. At June 30, 2026, Wesbanco applied a one-year forecast and immediately reverted to historical losses. The national unemployment rate was projected to be 4.7% as of June 30, 2026 and subsequently increase to an average of 5.3% over the remainder of the one-year forecast period.

Table 10 summarizes the allocation of the allowance for credit losses to each category of the loan portfolio.

TABLE 10. ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES – LOANS AND LOAN COMMITMENTS

(unaudited, dollars in thousands)	June 30, 2026	Percent of Total	December 31, 2025	Percent of Total
Allowance for credit losses - loans:
Commercial real estate - land and construction	$9,296	4.1	$10,707	4.7
Commercial real estate - improved property	94,664	42.1	96,714	42.9
Commercial and industrial	70,675	31.3	64,932	28.8
Residential real estate	32,773	14.5	33,416	14.8
Home equity	2,306	1.0	2,383	1.1
Consumer	6,591	2.9	8,742	3.9
Deposit account overdrafts	1,470	0.7	1,855	0.7
Total allowance for credit losses - loans	$217,775	96.6	$218,749	96.9
Allowance for credit losses - loan commitments:
Commercial real estate - land and construction	$6,175	2.8	$5,499	2.5
Commercial real estate - improved property	111	—	—	—
Commercial and industrial	463	0.2	552	0.2
Residential real estate	967	0.4	890	0.4
Home equity	—	—	—	—
Consumer	24	—	9	—
Total allowance for credit losses - loan commitments	7,740	3.4	6,950	3.1
Total allowance for credit losses - loans and loan commitments	$225,515	100.0	$225,699	100.0

Although the allowance for credit losses is allocated as described in Table 10, the total allowance is available to absorb actual losses in any category of the loan portfolio. However, differences between management’s estimation of probable losses and actual net charge-offs in subsequent periods for any category may necessitate future adjustments to the allowance for credit losses applicable to the category. Management believes the allowance for credit losses is appropriate to absorb expected losses at June 30, 2026.

DEPOSITS

TABLE 11. DEPOSITS

(unaudited, dollars in thousands)	June 30, 2026	December 31, 2025	$ Change	% Change
Deposits
Non-interest bearing demand	$5,287,995	$5,376,767	$(88,772)	(1.7)
Interest bearing demand	5,364,937	5,186,880	178,057	3.4
Money market	5,012,414	5,072,039	(59,625)	(1.2)
Savings deposits	3,335,823	3,157,782	178,041	5.6
Certificates of deposit	2,591,047	2,875,372	(284,325)	(9.9)
Total deposits	$21,592,216	$21,668,840	$(76,624)	(0.4)

Deposits, which represent Wesbanco’s primary source of funds, are offered in various account forms at various rates through Wesbanco’s 216 financial centers. The FDIC insures deposits up to $250,000 per account owner.

Total deposits decreased $76.6 million during the first six months of 2026. Savings deposits and demand deposits increased 5.6% and 0.8% respectively, which were partially offset by a 1.2% decrease in money market deposits. Wesbanco also participates in the Insured Cash Sweep ("ICS®") deposit program. ICS® reciprocal balances totaled $2.4 billion and $2.2 billion at June 30, 2026 and December 31, 2025, respectively. In addition, ICS® one-way buys totaled $100.2 million at December 31, 2025. There were no ICS® one-way buys at June 30, 2026.

Certificates of deposit decreased 9.9% from December 31, 2025 to June 30, 2026 due primarily to a decrease in higher cost certificates of deposit. Wesbanco does not generally solicit brokered or other deposits out-of-market or over the internet but does participate in the Certificate of Deposit Account Registry Services ("CDARS®") program. CDARS® balances totaled $66.1 million in outstanding balances at June 30, 2026, of which $0.7 million represented one-way buys, compared to $73.1 million in total outstanding balances, of which $0.9 million represented one-way buys, at December 31, 2025. Certificates of deposit greater than $250,000 were approximately $736.5 million at June 30, 2026 compared to $842.3 million at December 31, 2025. Certificates of deposit totaling approximately $1.9 billion at June 30, 2026 with a cost of 3.22% are scheduled to mature within the next 12 months. From time to time, the Bank may offer special promotions or match competitor rates on certain certificates of deposit maturities and savings products based on competition, sales strategies, liquidity needs and wholesale borrowing costs.

BORROWINGS

TABLE 12. BORROWINGS

(unaudited, dollars in thousands)	June 30, 2026	December 31, 2025	$ Change	% Change
Federal Home Loan Bank Borrowings	$1,350,000	$1,200,000	$150,000	12.5
Other short-term borrowings	88,419	110,679	(22,260)	(20.1)
Subordinated debt and junior subordinated debt	308,837	308,529	308	0.1
Total	$1,747,256	$1,619,208	$128,048	7.9

While borrowings are a significant source of funding for Wesbanco, they are less significant as compared to total deposits. FHLB borrowings increased $0.2 billion from December 31, 2025 to June 30, 2026 as $1.3 billion in new advances were partially offset by $1.1 billion in maturities. The average cost of new borrowings approximated the cost of maturing borrowings during the first six months of 2026 at 3.91%.

Other short-term borrowings, which may consist of federal funds purchased, repurchase agreements and overnight sweep checking accounts were $88.4 million at June 30, 2026, compared to $110.7 million at December 31, 2025. There were no outstanding federal funds purchased at either June 30, 2026 or December 31, 2025.

CAPITAL RESOURCES

Shareholders' equity increased $77.8 million or 1.9% from December 31, 2025, to $4.1 billion at June 30, 2026. The increase resulted from $181.3 million in net earnings for the six months ended June 30, 2026, which was partially offset by the declaration of common and preferred shareholder dividends totaling $72.4 million and $8.5 million, respectively, and a $19.8 million other comprehensive loss for the six months ended June 30, 2026. Wesbanco also increased its quarterly dividend rate $0.01 per quarter to $0.38 per share in November 2025, representing a 2.7% increase over the prior quarterly rate and a cumulative 171% increase since 2010.

As of June 30, 2026, Wesbanco had two active stock repurchase plans. They were approved by the Board of Directors on February 24, 2022 for 3.2 million shares and May 20, 2026 for 4.0 million shares and provide for shares to be repurchased for general corporate purposes, which may include a subsequent resource for potential acquisitions, shareholder dividend reinvestment and employee benefit plans. The timing, price and quantity of purchases are at the discretion of Wesbanco, and the plan may be discontinued or suspended at any time. Wesbanco purchased 290,135 shares under open market transactions during the first six months of 2026 under the plans. The plans have 4,540,665 shares remaining for repurchase.

Regulatory guidelines require bank holding companies and commercial banks to maintain certain minimum capital ratios and define companies as “well capitalized” that sufficiently exceed the minimum ratios. At June 30, 2026, regulatory capital levels for both the Bank and Wesbanco were substantially greater than the minimum amounts needed to be considered “well capitalized” under the regulations. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to Wesbanco. As of June 30, 2026, under FDIC regulations, Wesbanco could receive, without prior regulatory approval, a dividend of approximately $406.2 million from the Bank.

The following table summarizes risk-based capital amounts and ratios for Wesbanco and the Bank for the periods indicated:

			June 30, 2026			December 31, 2025
	Minimum	Well-			Minimum			Minimum
(unaudited, dollars in thousands)	Value(1)	Capitalized(2)	Amount	Ratio	Amount(1)	Amount	Ratio	Amount(1)
Wesbanco, Inc.
Tier 1 leverage	4.00%	N/A	$2,555,565	9.83%	$1,040,304	$2,443,411	9.42%	$1,037,948
Common equity Tier 1	4.50%	N/A	2,331,378	10.70%	980,900	2,219,224	10.37%	963,091
Tier 1 capital to risk-weighted assets	6.00%	6.00%	2,555,565	11.72%	1,307,867	2,443,411	11.42%	1,284,121
Total capital to risk-weighted assets	8.00%	10.00%	3,090,512	14.18%	1,743,823	2,978,585	13.92%	1,712,162
Wesbanco Bank, Inc.
Tier 1 leverage	4.00%	5.00%	$2,662,411	10.25%	$1,039,168	$2,571,964	9.92%	$1,036,779
Common equity Tier 1	4.50%	6.50%	2,662,411	12.24%	978,681	2,571,964	12.06%	959,751
Tier 1 capital to risk-weighted assets	6.00%	8.00%	2,662,411	12.24%	1,304,907	2,571,964	12.06%	1,279,668
Total capital to risk-weighted assets	8.00%	10.00%	2,888,417	13.28%	1,739,877	2,798,197	13.12%	1,706,224

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

Wesbanco determines the degree of required liquidity by the relationship of total holdings of liquid assets to potential funding needs to meet unexpected deposit losses and/or loan demands. The ability to quickly convert assets to cash at a minimal loss is a primary function of managing Wesbanco’s investment portfolio. Wesbanco believes its cash flow from the loan portfolio, the investment portfolio, and other sources adequately meet its liquidity requirements. Wesbanco’s net loans to assets ratio was 69.3% at June 30, 2026 and deposit balances funded 77.7% of assets.

The following table lists the sources of liquidity from assets at June 30, 2026 expected within the next year:

(unaudited, in thousands)
Cash and cash equivalents	$871,774
Securities with a maturity date within the next year and callable securities	711,590
Projected payments and prepayments on mortgage-backed securities and collateralized mortgage obligations (1)	475,280
Loans held for sale	57,318
Accruing loans scheduled to mature	2,258,510
Normal loan repayments	3,205,672
Total sources of liquidity expected within the next year	$7,580,144

(1) Projected prepayments are based on current prepayment speeds.

Deposit cash flows are another principal factor affecting overall Wesbanco liquidity. Deposits totaled $21.6 billion at June 30, 2026. Deposit cash flows are impacted by current interest rates, products and rates offered by Wesbanco versus various forms of competition, as well as customer behavior. Certificates of deposit scheduled to mature within one year totaled $1.9 billion at June 30, 2026, with a weighted average cost of 3.22%, which includes jumbo regular certificates of deposit totaling $1.4 billion with a weighted-average cost of 3.32%, and jumbo CDARS® certificates of deposit of $61.8 million with a weighted-average cost of 3.50%. Wesbanco had $0.7 million in brokered one-way buys at June 30, 2026.

Uninsured deposits, as reported for regulatory purposes, totaled $7.0 billion at June 30, 2026, or 33% of total deposits. Uninsured deposits include $2.3 billion of public funds deposits that are over the FDIC-insured limit. Wesbanco secures these public funds deposits by pledging investment securities with a market value at or above the deposit balance. Excluding these public funds, at June 30, 2026, uninsured deposits were $4.7 billion, or 22% of total deposits. Wesbanco maintains a line of credit with the FHLB as an additional funding source. Available credit with the FHLB approximated $6.6 billion and $6.8 billion at June 30, 2026 and December 31, 2025, respectively. The FHLB requires securities to be specifically pledged to the FHLB and maintained in a FHLB-approved custodial arrangement if the member wishes to include such securities in the maximum borrowing capacity calculation. Wesbanco has elected not to specifically pledge to the FHLB unpledged securities. Wesbanco can also use this line of credit for pledging collateral to cover public funds deposits, as an alternative to pledging securities from the investment portfolio. At June 30, 2026, the Bank had unpledged available-for-sale securities with an estimated fair value of $843.0 million, or 25.9% of the total available-for-sale portfolio. A portion of these securities could be sold for additional liquidity, or such securities could be pledged to secure additional FHLB borrowings. Approximately 62% of the portfolio is pledged to public deposit customers. Wesbanco monitors exposure to public funds deposits in relation to pledging requirements and provides ICS® deposits via IntraFi® as a solution for a portion of new and existing public fund depositors. In addition, at June 30, 2026, the Bank had unpledged held-to-maturity securities with an estimated fair value of $636.2 million. Approximately 99%, or $632.2 million of these securities are municipal securities, which can only be pledged in limited circumstances. Generally, these securities cannot be sold without tainting the remainder of the held-to-maturity portfolio. If tainting occurs, all remaining securities with the held-to-maturity designation would be required to be reclassified as available-for-sale, and the held-to-maturity designation would not be available to Wesbanco for a period of time.

Wesbanco participates in the Federal Reserve Bank’s Borrower-in-Custody Program (“BIC”) whereby Wesbanco pledges certain consumer loans as collateral for borrowings. Wesbanco did not have any BIC borrowings outstanding at June 30, 2026. Alternative funding sources may include the utilization of existing overnight lines of credit with third party banks totaling $265.0 million, none of which was outstanding at June 30, 2026, along with seeking other lines of credit, borrowings under repurchase agreement lines, increasing deposit rates to attract additional funds, accessing brokered deposits, or selling securities available-for-sale or certain types of loans.

Other short-term borrowings of $88.4 million at June 30, 2026 consisted of repurchase agreements or overnight sweep checking accounts for large commercial customers. Other short-term borrowings may also include federal funds purchased using the Federal Reserve's discount window or lines of credit with third party banks noted above. The overnight sweep checking accounts require U.S. Government securities to be pledged equal to or greater than the average deposit balance in the related customer accounts.

The principal sources of parent company liquidity are dividends from the Bank and $181.3 million in cash and investments on hand. There are various legal limitations under federal and state laws that limit the payment of dividends from the Bank to the parent company. As of June 30, 2026, under FDIC and State of West Virginia regulations, Wesbanco could receive, without prior regulatory approval, dividends of approximately

$406.2 million from the Bank. Management believes these are appropriate levels of cash for the parent company given the current environment. Management continuously monitors the adequacy of parent company cash levels and sources of liquidity through the use of metrics that relate current cash levels to historical and forecasted cash inflows and outflows.

Wesbanco had outstanding commitments to extend credit in the ordinary course of business approximating $6.9 billion and $6.3 billion at June 30, 2026 and December 31, 2025, respectively. On a historical basis, only a portion of these commitments will result in an outflow of funds. Please refer to Note 11, “Commitments and Contingent Liabilities” of the Consolidated Financial Statements and the “Loans and Credit Risk” section of this MD&A for additional information.

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

Interest rate risk policy limits are determined by measuring the anticipated change in net interest income over a twelve-month period, assuming immediate and sustained market interest rate increases and decreases of 100 - 300 basis points across the entire yield curve, as compared to a flat rate environment or base model. Wesbanco’s current policy limits this exposure for the noted interest rate changes to a reduction of between 7.5% - 15%, or less, of net interest income from the stable rate base model over a twelve-month period. The table below indicates Wesbanco’s interest rate sensitivity at June 30, 2026 and December 31, 2025, assuming the above-noted interest rate changes, as compared to a base model.

TABLE 1. NET INTEREST INCOME SENSITIVITY

Immediate Change in	Percentage Change in
Interest Rates	Net Interest Income from Base over One Year		ALCO
(basis points)	June 30, 2026	December 31, 2025	Guidelines
+300	4.7%	2.9%	(15.0%)
+200	3.2%	2.0%	(10.0%)
+100	1.7%	1.0%	(7.5%)
-100	(2.7%)	(1.7%)	(7.5%)
-200	(5.6%)	(3.8%)	(10.0%)
-300	(7.5%)	(5.4%)	(15.0%)

Net interest income sensitivity increased slightly relative to the prior quarter. This is primarily due to changes in balance sheet composition, including a slight increase in adjustable-rate loans funded primarily with short-term borrowings. Down shock scenarios remain more sensitive than comparable up shock scenarios because asset yields are expected to reprice downward more rapidly than funding costs. Sensitivity is also modestly impacted by the current rate and yield curve environment on base case net interest income and the related calculation of immediate parallel rate shock changes in rising and falling rate scenarios. Additional differences typically result from changes in the various earning assets and costing liabilities mix and growth rates, as well as periodic updates of various modeling assumptions. Generally, weighted average interest bearing non-maturity deposit betas utilized in modeling are mid-to-upper 40s in up and down shocks as the banking industry continues to remain highly competitive where funding cost pressures have persisted. Deposit betas, decay rates and loan prepayment speeds are reviewed and adjusted quarterly if appropriate. Indicated model asset sensitivity in rising rate scenarios may be less than anticipated due to slower prepayment speeds, rate floors, below forecast loan yields, spread compression between new asset yields and funding costs, customer requests for negotiated rates, mortgage-related extension risk and other factors. In a decreasing rate environment, asset sensitivity may have greater impact on the margin than currently modeled as prepayment speeds increase, customers refinance or request rate reductions on existing loans, estimated deposit betas do not perform as modeled, or for other reasons not listed.

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

Wesbanco also periodically measures the EVE, which is defined as the market value of tangible equity in various rate scenarios. Generally, changes in the EVE relate to changes in various assets and liabilities, changes in the yield curve, as well as changes in loan prepayment speeds and deposit decay rates. The following table presents these results and Wesbanco’s policy limits as of June 30, 2026 and December 31, 2025. Changes in EVE sensitivity since year-end 2025 relate to the change in market interest rates and their impact upon the fair values of earning assets and costing liabilities.

Immediate Change in	Percentage Change in
Interest Rates	Economic Value of Equity from Base over One Year		ALCO
(basis points)	June 30, 2026	December 31, 2025	Guidelines
+300	(1.3%)	(1.7%)	(30.0%)
+200	(0.4%)	(0.6%)	(20.0%)
+100	0.0%	(0.1%)	(10.0%)
-100	(1.6%)	(0.3%)	(10.0%)
-200	(4.4%)	(2.3%)	(20.0%)
-300	(8.3%)	(6.0%)	(30.0%)

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

REMEDIATION PLAN— To remediate the material weakness described above, with the oversight of the Audit Committee of the Board of Directors, Wesbanco is in the process of implementing the following remediation steps:

•
Wesbanco management performed a root cause analysis of the material weakness and continues to refine the related corrective actions with the assistance of an independent third-party advisor.
•
Based on the assessment performed, management is implementing enhancements to the design and documentation of controls governing the evaluation of significant fair value estimates used in financial reporting, such as in the event of a business combination.

Wesbanco believes that the measures described above will contribute toward the remediation of the control deficiencies we have identified and strengthen our overall internal control over financial reporting. As Wesbanco continues to evaluate, and works to improve, its internal control over financial reporting, its management may determine that additional measures to address the identified control deficiencies or modifications to the related remediation plan are necessary. Wesbanco cannot assure when the material weakness described above will be remediated, nor can it be certain of whether additional remedial actions will be required or the costs of any such actions. Moreover, Wesbanco cannot assure that additional material weaknesses will not arise in the future.

CHANGES IN INTERNAL CONTROLS— Except for the material weakness and implementation of the remediation measures described above, there have been no changes in Wesbanco's internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2026 as required to be reported by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Equity Security Repurchases

As of June 30, 2026, Wesbanco had two active stock repurchase plans. They were approved by the Board of Directors on February 24, 2022 for 3.2 million shares and May 20, 2026 for 4.0 million shares and provide for shares to be repurchased for general corporate purposes, which may include a subsequent resource for potential acquisitions, shareholder dividend reinvestment and employee benefit plans. The timing, price and quantity of purchases are at the discretion of Wesbanco, and the plan may be discontinued or suspended at any time. The plans cumulatively have 4,540,665 shares remaining for repurchase.

Repurchases in the second quarter included purchases in the open market and those for Wesbanco's 401(k) and dividend reinvestment plans, as well as to facilitate a stock compensation transaction.

The following table presents the monthly share purchase activity during the quarter ended June 30, 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans (3)
Balance at March 31, 2026				909,716

April 1, 2026 to April 30, 2026	27,901	$35.28	—	909,716
May 1, 2026 to May 31, 2026	270,099	$33.72	269,051	4,640,665
June 1, 2026 to June 30, 2026	100,884	$33.92	100,000	4,540,665
Total	398,884	$33.88	369,051	4,540,665

(1)
Consists of open market, 401(k) and dividend reinvestment plan purchases, as well as shares purchased from employees for the payment of withholding taxes to facilitate a stock compensation transaction.
(2)
Consists of open market purchases and shares purchased from employees for the payment of withholding taxes to facilitate a stock compensation transaction.
(3)
Reflects the impact of the additional 4.0 million share repurchase plan approved on May 20, 2026.

ITEM 5. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2026, none of our directors or executive officers adopted, modified or terminated any Rule 10b5-1 trading arrangement or any “non-Rule 10b5-1 trading arrangement, as those terms are defined in Item 408 of Regulation S-K.”

ITEM 6. EXHIBITS

10.1

Executive Transition and Consulting Agreement, dated June 3, 2026, by and between Wesbanco, Inc. and Michael L. Perkins (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Registrant with the Securities and Exchange Commission on June 4, 2026).

10.2	Form of Performance-Vested Restricted Stock Unit Agreement.

10.3	Form of Restricted Stock Unit Agreement.

10.4	Wesbanco, Inc. 2026 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of Form 8-K filed by the Registrant with the Securities and Exchange Commission on April 16, 2026)

31.1	Certification of Chief Executive Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

31.2	Certification of Chief Financial Officer of Periodic Report Pursuant to Rule 13a-15(e) or Rule 15d-15(e).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WESBANCO, INC.

Date: July 30, 2026	/s/ Jeffrey H. Jackson
Jeffrey H. Jackson
President and Chief Executive Officer (Principal Executive Officer)

Date: July 30, 2026	/s/ Daniel K. Weiss, Jr.
Daniel K. Weiss, Jr.
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)